Form 10-Q
period 2023-09-30
CARGO Therapeutics, Inc.
filed 2023-12-13
CIK 1966494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to ____________

Commission File Number: 001-41859

CARGO Therapeutics, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	84-4080422
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1900 Alameda Las Pulgas, Suite 350 San Mateo, California	94403
(Address of principal executive offices)	(Zip Code)

(650) 379-6143 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	CRGX	Nasdaq Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of December 11, 2023, the registrant had 41,205,142 shares of common stock, $0.001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business, operations and financial performance and condition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that are in some cases beyond our control and may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify these statements by forward-looking words such as “aim,” “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “should,” “would” or “will,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, include, but are not limited to, statements about:

•
the potential for adverse events, undesirable side effects or unexpected characteristics associated with any of our product candidates;
•
the timing of achieving our scientific, clinical, manufacturing, regulatory and/or other product development objectives;
•
the timing of our planned investigational new drug submissions to the Food and Drug Administration for our product candidates, including CRG-022;
•
our expectations regarding the potential market size and size of the potential patient populations for our product candidates and any future product candidates, if approved for commercial use;
•
our clinical and regulatory development plans;
•
our expectations with regard to the results of our clinical studies, preclinical studies and research and development programs, including the timing and availability of data from such studies;
•
the number, size and design of our planned clinical trials, and what regulatory authorities may require to obtain full marketing approval;
•
our plans to research, develop and commercialize our product candidates, including CRG-022 and CRG-023;
•
the timing of commencement of future nonclinical studies and clinical trials and research and development programs;
•
our ability to acquire, discover, develop and advance product candidates into, and successfully complete, clinical trials;
•
our ability to obtain designation as a Breakthrough Therapy for one or more of our product candidates;
•
a requirement to obtain approval of a companion diagnostic in connection with the approval of any of our product candidates;
•
our intentions and our ability to establish collaborations and/or partnerships;
•
the discovery of previously unknown or unexpected problems with our product candidates or any future product candidates or with the facilities where such product candidates are or will be manufactured;
•
the timing or likelihood of regulatory filings and approvals for our product candidates, including the potential requirement to adopt a Risk Evaluation and Mitigation Strategy;
•
our commercialization, marketing and manufacturing, including the buildout of our own manufacturing facility, capabilities and expectations;
•
the rate and degree of market acceptance of our product candidates;
•
the success of competing products or platform technologies that are or may become available;
•
impact from future regulatory, judicial, and legislative changes or developments in the United States and foreign countries;
•
our intentions with respect to the commercialization of our product candidates;

i

•
the size and growth potential of the markets for our product candidates, if approved for commercial use, and our ability to serve those markets;
•
the pricing and reimbursement of our product candidates, if approved;
•
future agreements with third parties in connection with the commercialization of our product candidates;
•
the potential effects of public health crises, such as the COVID-19 pandemic, on our preclinical and clinical programs and business;
•
the implementation of our business model and strategic plans for our business and product candidates, including additional indications for which we may pursue;
•
our ability to effectively manage our growth, including our ability to attract and retain key scientific and management personnel, and maintain our culture;
•
the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates, including the projected terms of patent protection;
•
potential claims relating to our intellectual property and third-party intellectual property;
•
estimates of our expenses, future revenue, capital requirements, our needs for additional financing and our ability to obtain additional capital;
•
our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately;
•
our future financial performance;
•
our expectations regarding the time during which we will be an emerging growth company under the JOBS Act and a smaller reporting company as defined in Rule 12b-2 of the Securities and Exchange Act of 1934, as amended (the Exchange Act);
•
developments and projections relating to our competitors and our industry, including competing products;
•
our expectations regarding the use of proceeds from our initial public offering and our existing cash and cash equivalents; and
•
other risks and uncertainties, including those listed under the caption “Risk Factors” in this Quarterly Report on Form 10-Q.

We have based these forward-looking statements largely on our current expectations, estimates, forecasts and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. In light of the significant uncertainties in these forward- looking statements, you should not rely upon forward-looking statements as predictions of future events. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur at all. You should refer to the section titled “Risk factors” for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. Furthermore, if our forward- looking statements prove to be inaccurate, the inaccuracy may be material. Except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and you are cautioned not to unduly rely upon these statements.

Investors and others should note that we may announce material business and financial information to our investors using our investor relations website, Securities and Exchange Commission filings, webcasts, press releases and conference calls. We use these mediums, including our website, to communicate with the public about our company, our business and other issues. It is possible that the information that we make available may be deemed to be material information. We, therefore, encourage investors and others interested in our company to review the information that we make available on our website.

ii

iii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CARGO THERAPEUTICS, INC.

Condensed Balance Sheets

(in thousands, except share and per share data)

	September 30, 2023	December 31, 2022
	(Unaudited)	(Note 2)
Assets
Current assets:
Cash and cash equivalents	$60,344	$1,872
Prepaid expenses and other current assets	3,072	2,055
Total current assets	63,416	3,927
Operating lease right-of-use assets	2,825	2,165
Property and equipment, net	9,150	3,368
Other non-current assets	7,021	783
Total assets	$82,412	$10,243

Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable	$7,430	$3,483
Accrued clinical and research and development expenses	6,766	1,646
Accrued expenses and other current liabilities	6,777	3,391
Operating lease liabilities, current	2,591	1,006
Redeemable convertible preferred stock tranche liability	17,570	—
Convertible notes–related party	—	11,635
Convertible notes	—	9,619
Derivative liabilities	—	12,705
Financial commitment liabilities–related party	—	412
Financial commitment liabilities	—	240
Total current liabilities	41,134	44,137
Operating lease liabilities, non-current	300	1,092
Other non-current liabilities	225	250
Total liabilities	41,659	45,479

Redeemable convertible preferred stock, $0.001 par value; 255,584,255 shares authorized and 12,495,411 shares issued and outstanding at September 30, 2023, respectively, (aggregate liquidation preference of $158,588 at September 30, 2023)	150,088	—
Stockholders’ deficit:
Convertible preferred stock, $0.001 par value; 11,000,000 shares authorized and 810,700 issued and outstanding at December 31, 2022 (aggregate liquidation preference of $11,000 at December 31, 2022)	—	1
Common stock, $0.001 par value; 320,000,000 and 29,000,000 shares authorized at September 30, 2023 and December 31, 2022, respectively; 1,086,262 and 1,091,800 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	1	1
Additional paid-in capital	3,733	11,761
Accumulated deficit	(113,069)	(46,999)
Total stockholders’ deficit	(109,335)	(35,236)
Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$82,412	$10,243

The accompanying notes are an integral part of these unaudited condensed financial statements.

CARGO THERAPEUTICS, INC.

Condensed Statements of Operations and Comprehensive Loss

(unaudited, in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$22,233	$8,469	$48,724	$20,142
General and administrative	6,478	1,580	13,030	3,624
Total operating expenses	28,711	10,049	61,754	23,766
Loss from operations	(28,711)	(10,049)	(61,754)	(23,766)
Interest expense	—	(1,458)	(1,604)	(2,234)
Net change in fair value of redeemable convertible preferred stock tranche obligations	(7,651)	—	(8,343)	—
Change in fair value of derivative liabilities	—	(779)	6,453	(1,186)
Loss on extinguishment of convertible notes	—	—	(2,316)	—
Other income (expense), net	891	1	1,494	(16)
Net loss and comprehensive loss	$(35,471)	$(12,285)	$(66,070)	$(27,202)
Net loss per share attributable to common stockholders, basic and diluted	$(47.37)	$(28.38)	$(98.15)	$(79.16)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	748,862	432,835	673,175	343,635

The accompanying notes are an integral part of these unaudited condensed financial statements.

CARGO THERAPEUTICS, INC.

Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders’ Deficit

(unaudited, in thousands, except share data)

	Redeemable Convertible		Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances at December 31, 2022	—	$—	810,700	$1	1,091,800	$1	$11,761	$(46,999)	$(35,236)
Reclassification of Series Seed redeemable convertible preferred stock	810,700	9,830	(810,700)	(1)	—	—	(9,829)	—	(9,830)
Issuance of Series A-1 redeemable convertible preferred stock, net of issuance costs of $755 and convertible preferred stock tranche asset and liability of $7,317 on issuance	5,072,919	60,760	—	—	—	—	—	—	—
Issuance of Series A-2 redeemable convertible preferred stock upon conversion of convertible notes	3,229,851	35,576	—	—	—	—	—	—	—
Issuance of restricted stock	—	—	—	—	1,874	—	—	—	—
Vesting of restricted stock	—	—	—	—	—	—	18	—	18
Repurchase of restricted stock	—	—	—	—	(4,698)	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	31	—	31
Net loss	—	—	—	—	—	—	—	(12,715)	(12,715)
Balances at March 31, 2023	9,113,470	106,166	—	—	1,088,976	1	1,981	(59,714)	(57,732)
Exercise of stock options	—	—	—	—	1,695	—	2	—	2
Vesting of restricted stock	—	—	—	—	—	—	43	—	43
Repurchase of restricted stock	—	—	—	—	(4,686)	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	592	—	592
Net loss	—	—	—	—	—	—	—	(17,884)	(17,884)
Balances at June 30, 2023	9,113,470	106,166	—	—	1,085,985	1	2,618	(77,598)	(74,979)
Issuance of Series A-1 redeemable convertible preferred stock, net of issuance costs of $55	3,381,941	42,012	—	—	—	—	—	—	—
Reclassification of tranche obligation asset to Series A-1 redeemable convertible preferred stock	—	1,910	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	5,545	—	6	—	6
Vesting of restricted stock	—	—	—	—	—	—	25	—	25
Repurchase of restricted stock	—	—	—	—	(5,268)	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	1,084	—	1,084
Net loss	—	—	—	—	—	—	—	(35,471)	(35,471)
Balances at September 30, 2023	12,495,411	$150,088	—	$—	1,086,262	$1	$3,733	$(113,069)	$(109,335)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CARGO THERAPEUTICS, INC.

Condensed Statements of Stockholders’ Deficit

(unaudited, in thousands, except share data)

					Additional		Total
	Convertible Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances at December 31, 2021	405,350	$1	810,699	$1	$5,871	$(6,048)	$(175)
Issuance of Series Seed convertible preferred stock	405,350	—	—	—	5,500	—	5,500
Net loss	—	—	—	—	—	(4,755)	(4,755)
Balances at March 31, 2022	810,700	1	810,699	1	11,371	(10,803)	570
Issuance of restricted stock awards	—	—	139,649	—	2	—	2
Stock-based compensation expense	—	—	—	—	241	—	241
Net loss	—	—	—	—	—	(10,162)	(10,162)
Balances at June 30, 2022	810,700	1	950,348	1	11,614	(20,965)	(9,349)
Issuance of common shares for license	—	—	67,605	—	72	—	72
Issuance of restricted stock awards	—	—	62,792	—	1	—	1
Vesting of restricted stock awards	—	—	—	—	10	—	10
Stock-based compensation expense	—	—	—	—	24	—	24
Net loss	—	—	—	—	—	(12,285)	(12,285)
Balances at September 30, 2022	810,700	$1	1,080,745	$1	$11,721	$(33,250)	$(21,527)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CARGO THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(unaudited, in thousands)

	Nine months ended September 30,
	2023	2022
OPERATING ACTIVITIES
Net loss	$(66,070)	$(27,202)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on extinguishment of convertible notes	2,316	—
Amortization of operating lease right-of-use assets	1,631	780
Noncash interest expense	1,604	2,234
Net change in fair value of redeemable convertible preferred stock tranche obligations	8,343	—
Acquired in-process research and development	1,225	1,004
Stock-based compensation expense	1,707	265
Depreciation	960	234
Change in fair value of derivative liabilities	(6,453)	1,186
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,017)	(2,753)
Other non-current assets	(3,550)	(455)
Accounts payable	3,297	5,782
Accrued clinical and research and development expenses	5,120	1,002
Accrued expenses and other current liabilities	203	1,015
Operating lease liabilities	(1,498)	(814)
Net cash used in operating activities	(52,182)	(17,722)
INVESTING ACTIVITIES
Purchase of property and equipment	(5,660)	(1,738)
Purchase of in-process research and development	(358)	(520)
Net cash used in investing activities	(6,018)	(2,258)
FINANCING ACTIVITIES
Proceeds from issuance of convertible notes, net of issuance costs - related party	2,212	8,459
Proceeds from issuance of convertible notes, net of issuance costs	1,286	7,503
Proceeds from issuance of convertible preferred stock and tranche commitment, net of issuance costs	—	5,500
Proceeds from issuance of redeemable convertible preferred stock and tranche obligations, net of issuance costs	113,909
Proceeds from issuance of restricted stock awards	—	3
Proceeds from exercise of stock options	8	—
Payment of deferred initial public offering costs	(743)	—
Net cash provided by financing activities	116,672	21,465
Net increase in cash and cash equivalents	58,472	1,485
Cash and cash equivalents at beginning of period	1,872	41
Cash and cash equivalents at end of period	$60,344	$1,526

CARGO THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(unaudited, in thousands)

	Nine months ended September 30,
	2023	2022
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES
Reclassification of tranche obligation asset to Series A-1 redeemable convertible preferred stock	$1,910	$—
Conversion of convertible notes to shares of Series A-2 redeemable convertible preferred stock	$35,576	$—
Reclassification of shares of Series Seed redeemable convertible preferred stock to mezzanine equity	$9,830	$—
Purchase of property and equipment in accounts payable and accrued expenses and other current liabilities	$1,741	$1,289
In-process research and development costs in accounts payable, accrued expenses and other current liabilities, and other non-current liabilities	$1,250	$412
Issuance of shares in exchange for in-process research and development	$—	$72
Deferred offering costs related to initial public offering included in accounts payable and accrued expenses and other current liabilities	$1,945	$—
Deferred issuance costs for second tranche of Series A-1 redeemable convertible preferred stock in accounts payable and accrued expenses and other current liabilities	$—	$19

The accompanying notes are an integral part of these unaudited condensed financial statements.

CARGO THERAPEUTICS, INC.

Notes to Unaudited Condensed Financial Statements

1.
Organization

Description of the business

CARGO Therapeutics, Inc. (the “Company”) was incorporated in the state of Delaware in December 2019 as Syncopation Life Sciences, Inc. and changed its name to CARGO Therapeutics, Inc. in September 2022. It is a clinical-stage biotechnology company positioned to advance next generation, potentially curative cell therapies for cancer patients. The Company’s programs, platform technologies, and manufacturing strategy are designed to directly address the key limitations of approved cell therapies, including limited durability of effect, suboptimal safety and unreliable supply. The Company’s lead program, CRG-022, an autologous CD22 chimeric antigen receptor (“CAR”) T-cell therapy, has demonstrated robust safety, activity and manufacturability in clinical trials and is currently being studied in a potentially pivotal Phase 2 clinical trial for the treatment of large B-cell lymphoma (“LBCL”). The Company is also leveraging its proprietary cell engineering platform technologies to develop a pipeline of programs that incorporate multi-functional genetic “cargo” designed to enhance CAR T-cell persistence and trafficking to tumor lesions, as well as help safeguard against tumor resistance and T-cell exhaustion.

Since its founding, the Company has devoted substantially all of its resources to organizing and staffing the Company, business planning, raising capital, establishing licensing arrangements, building its proprietary platform technologies, discovering its product candidates, establishing its intellectual property portfolio, conducting research, preclinical studies, and clinical trials, establishing arrangements with third parties for the manufacture of its product candidates and related raw materials, and providing general and administrative support for these operations.

Reverse Stock Split

On November 1, 2023, the Company’s Board of Directors approved an amended and restated certificate of incorporation to effect a reverse split of shares of the Company’s common stock and redeemable convertible preferred stock on a 13.5685-for-1 basis (the “Reverse Stock Split”) which was effected on November 3, 2023. The par value and authorized number of shares of common stock and redeemable convertible preferred stock were not adjusted as a result of the Reverse Stock Split. All share data and per share data amounts for all periods presented in the condensed financial statements and notes thereto have been retrospectively adjusted to reflect the effect of the Reverse Stock Split.

Initial Public Offering

On November 14, 2023, the Company closed its initial public offering (“IPO”), pursuant to which it issued and sold an aggregate of 18,750,000 shares of its common stock at a public offering price of $15.00 per share and on November 21, 2023, the Company issued and sold 2,512,181 additional shares of its common stock to the underwriters of the IPO pursuant to the partial exercise of their option to purchase additional shares, resulting in net proceeds of approximately $291.3 million, after deducting underwriting discounts, commissions and other offering expenses. Upon the closing of the IPO, the Company’s outstanding redeemable convertible preferred stock automatically converted into 18,836,559 shares of common stock. Converted redeemable convertible preferred stock outstanding as of the date of IPO consisted of 12,495,411 shares that were outstanding as of September 30, 2023 (see Note 7) and 6,341,148 shares that were issued in October 2023 (see Note 13). Following the closing of the IPO, no shares of redeemable convertible preferred stock were authorized or outstanding.

In connection with the closing of its IPO, on November 14, 2023, the Company’s certificate of incorporation was amended and restated to authorize 500,000,000 shares of common stock, par value $0.001 per share and 50,000,000 shares of preferred stock, par value of $0.001 per share.

The unaudited condensed financial statements as of September 30, 2023, including share and per share amounts, do not give effect to the IPO as it closed subsequent to September 30, 2023.

CARGO THERAPEUTICS, INC.

Notes to Unaudited Condensed Financial Statements

Liquidity

Since inception, the Company has incurred significant operating losses and negative cash flows, and it expects that it will continue to incur losses and negative cash flows for the foreseeable future as it continues its research and development efforts, advances its product candidates through preclinical and clinical development, enhances its platforms and programs, expands its product pipeline, seeks regulatory approval, prepares for commercialization, hires additional personnel, protects its intellectual property and grows its business. As of and for the nine months ended September 30, 2023, the Company had an accumulated deficit of $113.1 million, cash and cash equivalents of $60.3 million and negative cash flows from operations of $52.2 million. The Company believes its existing cash, cash equivalents, proceeds received from the sale of its Series A-1 redeemable convertible preferred stock in October 2023 (see Note 13) and proceeds received from its IPO (see Note 13) will be sufficient to support operations for at least 12 months from the issuance of these unaudited condensed financial statements.

2.
Summary of Significant Accounting Policies

Basis of presentation

The Company has prepared the accompanying condensed financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) and the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. The financial statements are presented in U.S. dollars.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable. Actual results could differ from those estimates and such differences could be material to the financial position and results of operations.

Significant estimates and assumptions reflected in these financial statements include, but are not limited to, the accrual of research and development expenses, the fair value of derivative liabilities, the initial fair value of the financial commitment liabilities related to the convertible notes, valuation of the redeemable convertible preferred stock tranche asset and liability, valuation of deferred tax assets, the fair value of equity instruments, equity-based instruments, stock-based compensation, and the determination of the incremental borrowing rate.

Unaudited interim condensed financial statements

The condensed balance sheet as of September 30, 2023 and the condensed statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders’ deficit, and cash flows for the nine months ended September 30, 2023 and 2022 are unaudited. These unaudited condensed financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for the fair statement of the Company’s financial position, results of operations and cash flows for the interim periods presented. The condensed results of operations for the nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full year or for any other future annual or interim period. The condensed balance sheet as of December 31, 2022 included herein was derived from the audited financial statements as of that date. These condensed financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s prospectus related to its IPO filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on November 13, 2023.

CARGO THERAPEUTICS, INC.

Notes to Unaudited Condensed Financial Statements

Cash and cash equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less on the date of purchase to be cash equivalents. Cash equivalents primarily consist of money market funds that are stated at fair value.

Issuance costs related to equity

The Company allocates issuance costs between the individual freestanding instruments identified on a relative fair value basis. Issuance costs associated with the issuance of stock or equity contracts (i.e., redeemable convertible preferred stock) are recorded as a charge against the gross proceeds of the offering.

The Company capitalizes certain legal, accounting, and other third-party fees that are directly related to the Company’s equity offering until such offering is consummated. As of September 30, 2023, a total of $2.7 million in deferred offering costs related to the Company’s IPO were classified as other non-current assets in the condensed balance sheet. As of December 31, 2022, there were no deferred issuance costs related to the IPO. The Company closed its IPO on November 14, 2023, accordingly these costs will be recorded in stockholders’ equity as a reduction of the proceeds from the offering subsequent to September 30, 2023.

Financial commitment liabilities

The Company’s convertible note purchase agreements executed in April 2022 and October 2022 (“2022 Convertible Notes”) included financial commitments to issue additional convertible notes to the noteholders in tranches (see Note 6) that were determined to be freestanding instruments that should be classified as liabilities. The freestanding instruments met the scope exception from derivative accounting. The proceeds of issuance of the first tranche of each of the 2022 Convertible Notes were allocated to the convertible notes and financial commitment liabilities based on their relative fair value at the date of issuance and not subsequently remeasured. The proceeds allocated to the financial commitment liabilities create a discount on the respective convertible note that is amortized as interest expense in the statements of operations and comprehensive loss using the effective interest rate method over the term of the respective convertible note. Upon settlement of each tranche, the respective portion of the financial commitment liabilities is reclassified to the carrying amount of the respective convertible note.

Derivative liabilities

The 2022 Convertible Notes contain certain embedded redemption features that are not clearly and closely related to the debt host instruments (see Note 6). These features are bifurcated from the host instruments and recorded at fair value on the date of issuance as derivative liabilities in accordance with Accounting Standards Codification (“ASC”) 815-15, Derivatives and Hedging—Embedded Derivatives. The derivative liabilities are remeasured to fair value each reporting period until settlement or extinguishment, with changes in the fair value recorded as a change in fair value of derivative liabilities in the condensed statements of operations and comprehensive loss. Derivative liabilities are classified in the condensed balance sheets as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Redeemable convertible preferred stock tranche obligations

The obligations to issue additional shares of the Company’s Series A-1 redeemable convertible preferred stock in two tranches at a fixed price at future dates were determined to be freestanding financial instruments within the scope of ASC 480, Distinguishing Liabilities From Equity (“ASC 480”). On issuance, the Company recorded the redeemable convertible preferred stock tranche asset and liability on the condensed balance sheet at their respective fair values. These tranche obligations are subject to remeasurement at each balance sheet date, with the net change in fair value recognized as a gain or loss on remeasurement within net change in fair value of redeemable convertible preferred stock tranche obligations in the condensed statements of operations and comprehensive loss until settlement or extinguishment.

CARGO THERAPEUTICS, INC.

Notes to Unaudited Condensed Financial Statements

Recently adopted accounting pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which replaces the existing incurred loss impairment model with an expected credit loss model and requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected. The Company adopted ASU 2016-13 on January 1, 2023, using a modified retrospective approach. The adoption did not have a material impact on the Company’s financial statements.

Recently issued accounting pronouncements not yet adopted

From time to time, new accounting pronouncements are issued by the FASB or other standard-setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on the accompanying financial statements and disclosures.

3.
Fair Value Measurement

The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Carrying amounts of certain of the Company’s financial instruments including, cash and cash equivalents, prepaid expenses and other current assets, accounts payable and accrued expenses and other current liabilities approximate fair value due to the short-term nature of these instruments.

On a recurring basis, the Company measures certain financial liabilities at fair value. There were no transfers between levels during the nine months ended September 30, 2023 and year ended December 31, 2022. The following tables summarize the Company’s financial assets and financial liabilities measured at fair value on a recurring basis by level within the fair value hierarchy:

	September 30, 2023
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Money market funds	$56,790	$—	$—	$56,790
Total financial assets	$56,790	$—	$—	$56,790
Liabilities:
Redeemable convertible preferred stock tranche liability	$—	$—	$17,570	$17,570
Total financial liabilities	$—	$—	$17,570	$17,570

CARGO THERAPEUTICS, INC.

Notes to Unaudited Condensed Financial Statements

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(in thousands)
Liabilities:
Derivative liabilities	$—	$—	$12,705	$12,705
Total financial liabilities	$—	$—	$12,705	$12,705

Derivative liabilities

In April and October 2022, the Company executed convertible note purchase agreements with its existing investors (see Note 6). The 2022 Convertible Notes contained certain embedded features requiring bifurcation as a single compound derivative instrument for each tranche funded. The derivative liabilities were measured at fair value using Level 3 inputs. The fair value of the derivative liabilities was estimated using a “with-and-without” method. The “with-and-without” methodology involves valuing the whole instrument on an as-is basis and then valuing the instrument without the embedded derivative. The difference between the entire instrument with the embedded derivatives and the instrument without the embedded derivatives is the fair value of the derivative liabilities. The estimated probability and timing of underlying events triggering the exercisability of the put option and conversion features contained within the 2022 Convertible Notes, forecasted cash flows and the discount rate were significant unobservable inputs used to determine the estimated fair value of the entire instrument with the embedded derivative. Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value measurement. The derivative liabilities are remeasured at each reporting period and the changes are recognized as a change in fair value of derivative liabilities on the statement of operations and comprehensive loss. The derivative liabilities were settled in February 2023 upon conversion of the 2022 Convertible Notes into Series A-2 redeemable convertible preferred stock (see Note 6).

The following table summarizes the significant inputs used in the valuation of the derivative liabilities:

	On Issuance Date of January 18, 2023	February 9, 2023
Expected term to achievement underlying triggering event (in years)	0.1 – 0.2	—
Probability of achievement of triggering event	0.0% - 95.0%	100.0%
Discount rate	75.0%	75.0%

The following table summarizes the changes in the derivative liabilities:

Derivative Liabilities
(in thousands)
Balance as of December 31, 2022	$12,705
Additions(1)	2,133
Change in fair value	(6,453)
Settlement	(8,385)
Balance as of September 30, 2023	$—

(1) The additions to derivative liabilities in the nine months ended September 30, 2023 relate to the embedded derivative bifurcated from the final tranche of the 2022 Convertible Notes that was issued in January 2023.

CARGO THERAPEUTICS, INC.

Notes to Unaudited Condensed Financial Statements

Redeemable convertible preferred stock tranche obligations

The fair value of the Company’s redeemable convertible preferred stock tranche asset and liability (see Note 7) was calculated using an option pricing model using Level 3 inputs not observable in the market. Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value measurement. As of September 30, 2023, the fair value of the redeemable convertible preferred stock tranche liability was calculated based on two scenarios, stay-private and IPO with early and late exit dates, each of which were probability weighted. The stay private scenario, weighted at a 30% probability, estimated the fair value using an option pricing model. The IPO scenario, weighted at a 70% probability, estimated the value of the Company upon an IPO at $380.0 million with an early IPO exit in 0.1 years and a late IPO exit in 0.4 years.

The redeemable convertible preferred stock tranche obligations are considered a contingent forward and the standard forward pricing model was used for the option pricing model with the following key assumptions:

	Redeemable Convertible Preferred Stock Tranche Asset		Redeemable Convertible Preferred Stock Tranche Liability
	On Issuance Date February 9, 2023	On Settlement Date of July 7, 2023	On Issuance Date February 9, 2023	As of September 30, 2023
Expected term to achievement of milestone (in years)	0.4	—	0.8	0.1
Probability of achievement of milestone	90.0%	100%	63.0%	95.0%
Discount rate	4.9%	—	4.9%	5.6%

The following table summarizes the changes in the fair value of the redeemable convertible preferred stock tranche asset and liability:

	Redeemable Convertible Preferred Stock Tranche Asset	Redeemable Convertible Preferred Stock Tranche Liability
	(in thousands)
Balance as of December 31, 2022	$—	$—
Initial recognition	1,788	(9,105)
Change in fair value	122	(8,465)
Settlement	(1,910)	—
Balance as of September 30, 2023	$—	$(17,570)

4.
Balance Sheet Components

Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following:

	September 30, 2023	December 31, 2022
	(in thousands)
Prepaid research and development	$2,403	$1,428
Other receivables	475	476
Prepaid other	194	151
Total prepaid expenses and other current assets	$3,072	$2,055

CARGO THERAPEUTICS, INC.

Notes to Unaudited Condensed Financial Statements

Property and equipment, net

Property and equipment, net consisted of the following:

	September 30, 2023	December 31, 2022
	(in thousands)
Furniture and equipment	$10,417	$2,793
Leasehold improvements	112	105
Construction in progress	2	891
Property and equipment at cost	10,531	3,789
Less: accumulated depreciation	(1,381)	(421)
Property and equipment, net	$9,150	$3,368

Depreciation expense for the three months ended September 30, 2023 and 2022 was $0.5 million and $0.1 million, respectively, and for the nine months ended September 30, 2023 and 2022 was $1.0 million and $0.2 million, respectively.

Other non-current assets

Other non-current assets consisted of the following:

	September 30, 2023	December 31, 2022
	(in thousands)
Prepaid clinical	$3,217	$—
Deferred offering costs related to the initial public offering	2,689	—
Other non-current assets	1,115	783
Total other non-current assets	$7,021	$783

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30, 2023	December 31, 2022
	(in thousands)
Accrued compensation and related expenses	$2,609	$2,385
Accrued purchases of property and equipment	1,429	623
Accrued deferred offering costs related to the initial public offering	1,599	—
Other	1,140	383
Total accrued expenses and other current liabilities	$6,777	$3,391

5.
Leases

In November 2021, the Company entered into a three-year operating lease for 15,400 square feet of lab and office space in San Mateo, California. The agreement provides for one option to renew for one year which the Company is not reasonably certain to exercise. In February 2023, the operating lease commenced for an additional premises for 15,717 square feet of lab and office space, increasing the total leased premises to 31,117 square feet at the existing San Mateo, California location. The new lease has a term of two years. The Company paid an additional $0.3 million in deposits upon commencement of the new lease which is recorded in other assets on the balance sheet. The Company is a sublessor in two agreements with initial terms of six months for a combined 2,300 square feet of

CARGO THERAPEUTICS, INC.

Notes to Unaudited Condensed Financial Statements

the Company’s leased premises. The future payments associated with the Company’s operating lease liabilities as of September 30, 2023 were as follows:

Amount
(in thousands)
2023 (remaining three months)	$691
2024	2,404
Total undiscounted lease payments	3,095
Less: imputed interest	(204)
Total operating lease liabilities	$2,891

A summary of total lease costs and other information for the periods relating to the Company’s operating leases was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(in thousands)
Operating lease cost	$683	$323	$1,929	$959
Variable lease cost	168	78	476	239
Sublease income	(60)	(120)	(280)	(120)
Total lease cost	$791	$281	$2,125	$1,078

	September 30, 2023	December 31, 2022
Other information:
Weighted-average remaining lease term (in years)	1.3	1.9
Weighted-average discount rate	11.6%	9.6%

Supplemental cash flow and noncash information related to the Company’s operating leases were as follows:

	Nine months ended September 30,
	2023	2022
	(in thousands)
Cash flows from operating activities:
Cash paid for amounts included in the measurement of lease liabilities	$1,804	$992
Right-of-use assets obtained in exchange for lease obligations:
Total right-of-use assets capitalized	$2,291	$—

6.
Convertible Notes

In April 2022, the Company executed a convertible note purchase agreement with its existing investors for total proceeds of up to $25.0 million (the “April 2022 Convertible Notes”). The investors committed to purchase the notes in three tranches upon achievement of certain milestones, which occurred in April, August and October 2022 for aggregate gross proceeds of $20.0 million, of which $10.6 million was from a related party (see Note 11). The Company incurred $0.1 million in issuance costs for the April 2022 Convertible Notes. All three tranches had a maturity date of April 26, 2023. The Company had the option to request a fourth tranche of up to $5.0 million at the discretion of the investors under certain specific criteria. In February 2023, the April 2022 Convertible Notes were settled in connection with the Series A redeemable convertible preferred stock financing (see Note 7) and the option to request the fourth tranche expired.

CARGO THERAPEUTICS, INC.

Notes to Unaudited Condensed Financial Statements

In October 2022, the Company executed a convertible note purchase agreement with the same terms and with the same investors in the April 2022 Convertible Notes for total proceeds of up to $12.0 million (the “October 2022 Convertible Notes”), of which $5.4 million was from a related party. The investors committed to purchase the notes in three tranches upon achievement of certain milestones, of which the first two tranches were issued in October and December 2022 for aggregate gross proceeds of $8.5 million. The Company incurred $16,000 in issuance costs for the funded October 2022 Convertible Notes. In January 2023, the third tranche was issued upon achieving the third milestone for gross proceeds of $3.5 million, including $2.2 million issued to a related party. All three tranches had a maturity date of October 28, 2023. In February 2023, the October 2022 Convertible Notes were settled in connection with the Series A redeemable convertible preferred stock financing (see Note 7).

The 2022 Convertible Notes bear simple interest at 6.0% per annum. The principal and accrued interest can only be repaid prior to maturity upon consent of a majority of the investors or immediately upon demand.

The 2022 Convertible Notes are subject to automatic conversion upon the next financing whereby the Company issues its preferred equity securities and raises aggregate gross proceeds of at least $50.0 million (a “Qualified Financing”). On automatic conversion, the outstanding principal and accrued interest automatically convert into the convertible preferred stock issued in the Qualified Financing at 75% of the lowest cash price per share. The 2022 Convertible Notes are also subject to settlement by way of voluntary conversion that is not a Qualified Financing (a “Non-Qualified Financing”) where a majority of the active investors (investors who have fulfilled their funding commitments) may elect to convert the outstanding principal and interest into convertible preferred stock issued at 75% of the lowest cash price per share. In the event of a “Strategic Transaction” such as upon a change in control whereby another entity acquires the Company or the Company disposes of substantially all its assets upon sale, lease, liquidation, dissolution or winding up, whether voluntary or involuntary or an IPO, then each active investor may choose to convert the note into the Company’s common stock at a conversion price of $20.36 per share or redeem the note in cash for 200% of the outstanding balance and 100% of accrued and unpaid interest. For investors who have not fulfilled their funding commitments related to the second and third tranches, where the respective milestone conditions have been met, upon a Qualified Financing, a Non-Qualified Financing or a Strategic Transaction, the outstanding principal and interest of the note will automatically convert into shares of common stock at 10% of the then current common stock price.

The Company determined that the financial commitments to issue future tranches were freestanding instruments that do not meet the definition of a derivative and should be classified as liabilities. Upon issuance of the first tranche of the April 2022 Convertible Notes and October 2022 Convertible Notes, the Company recognized $0.7 million and $1.2 million, respectively, for the relative fair value of the financial commitment liabilities, of which $0.4 million and $0.7 million, respectively, were associated with a related party (see Note 3). Upon settlement of the financial commitments, for the year ended December 31, 2022 and the nine months ended September 30, 2023, $1.2 million and $0.7 million in financial commitment liabilities, respectively, were reclassified to the carrying amount of the respective convertible notes.

Due to the conversion and redemption features embedded within the 2022 Convertible Notes, the Company bifurcated compound derivative liabilities related to all tranches issued through to September 30, 2023 (see Note 3). The aggregate fair value at issuance of the derivative liabilities was $13.6 million and is subsequently remeasured each reporting period. The allocation of proceeds of the 2022 Convertible Notes to the financial commitment liabilities and embedded derivatives created a discount on the respective convertible note that is amortized using the effective interest rate method over the term of the respective note. For the three months ended September 30, 2022 and for the nine months ended September 30, 2023 and 2022, the Company recognized $1.5 million, $1.6 million, and $2.2 million, respectively, of interest expense, including accrued interest, amortization of the debt discount and amortization of debt issuance costs, in the condensed statements of operations and comprehensive loss. There was no interest expense in the three months ended September 30, 2023.

In February 2023, concurrent with the Series A redeemable convertible preferred stock financing (see Note 7), the terms of the 2022 Convertible Notes were amended to specify that the notes would convert into Series A-2 redeemable convertible preferred stock. The other contractual terms including the settlement method and the conversion price of $10.18 per share remained unchanged. Pursuant to the share settled redemption features as per the original contractual terms of the 2022 Convertible Notes, the Company issued 3,229,851 shares thereby settling $32.9

CARGO THERAPEUTICS, INC.

Notes to Unaudited Condensed Financial Statements

million in outstanding principal and accrued interest. Upon settlement, the carrying values of the 2022 Convertible Notes of $24.9 million and the derivative liabilities of $8.4 million were derecognized and the Series A-2 redeemable convertible preferred stock was recorded at its fair value of $35.6 million. The Company recognized a loss on extinguishment of $2.3 million in the condensed statement of operations and comprehensive loss for the nine months ended September 30, 2023.

7.
Convertible Preferred Stock

In February 2023, the Company’s existing and new investors executed the Series A Preferred Stock Purchase Agreement (the “Series A Agreement”) pursuant to which the Company is obligated to sell shares of its redeemable convertible preferred stock immediately at execution and through a second and third tranche. In February 2023, the Company received net proceeds of $68.1 million from the issue and sale of 5,072,919 shares of Series A-1 redeemable convertible preferred stock and issued 3,229,851 shares of Series A-2 redeemable convertible preferred stock upon conversion of the 2022 Convertible Notes (see Note 6).

Pursuant to the Series A Agreement, through the second tranche, the Company is obligated to sell 3,381,941 shares of its Series A-1 redeemable convertible preferred stock for $13.57 per share (“Series A-1 Tranche 2”) upon the satisfaction of certain developmental milestones by the end of the third quarter of 2023. Additionally, the Company is obligated to sell 6,341,148 shares of its Series A-1 redeemable convertible preferred stock for $13.57 per share (“Series A-1 Tranche 3”) upon the satisfaction of certain developmental milestones by the middle of the first quarter of 2024. In July 2023, the Company achieved the milestone under the Series A-1 Tranche 2 and issued and sold 3,381,941 shares of its Series A-1 redeemable convertible preferred stock for net proceeds of $45.8 million. In October 2023, the Company issued and sold for 6,341,148 shares of its Series A-1 redeemable convertible preferred stock as a part of the Series A-1 Tranche 3 closing for proceeds of $86.0 million (see Note 13).

On issuance, the Company determined that its obligation to issue additional shares of its Series A-1 redeemable convertible preferred stock in future closings were freestanding instruments in accordance with ASC 480. The Series A-1 Tranche 2 obligation was determined to be an asset as the issuance price was deemed to be in excess of the estimated fair value of the stock on the expected milestone achievement date. Conversely, the Series A-1 Tranche 3 obligation was determined to be a liability as the estimated fair value of the stock on the expected milestone achievement date was deemed to be in excess of the issuance price. Accordingly, the Company recognized $1.8 million and $9.1 million for the fair value of the redeemable convertible preferred stock tranche asset and liability, respectively, on the condensed balance sheet and the remaining proceeds were allocated to the first tranche of Series A-1 redeemable convertible preferred stock. Changes in fair value of redeemable convertible preferred stock tranche asset and liability in subsequent reporting periods are recognized as a component of change in fair value of preferred stock tranche obligations in the condensed statement of operations and comprehensive loss (see Note 3). In connection with the closing of Series A-1 Tranche 2 in July 2023, the fair value of the redeemable convertible preferred stock tranche asset of $1.9 million was reclassified to carrying amount of Series A-1 redeemable convertible preferred stock.

Redeemable convertible preferred stock consisted of the following:

	September 30, 2023
	Shares Authorized	Shares Issued and Outstanding	Original Issuance Price	Liquidation Preference	Carrying Value
	(in thousands, except shares and per share amounts)
Series Seed	11,000,000	810,700	$13.57	$11,000	$9,830
Series A-1	200,760,000	8,454,860	$13.57	114,720	104,682
Series A-2	43,824,255	3,229,851	$10.18	32,868	35,576
Total	255,584,255	12,495,411		$158,588	$150,088

CARGO THERAPEUTICS, INC.

Notes to Unaudited Condensed Financial Statements

Convertible preferred stock consisted of the following:

	December 31, 2022
	Shares Authorized	Shares Issued and Outstanding	Original Issuance Price	Liquidation Preference	Carrying Value
	(in thousands, except shares and per share amounts)
Series Seed	11,000,000	810,700	$13.57	$11,000	$10,855
Total	11,000,000	810,700		$11,000	$10,855

The holders of redeemable convertible preferred stock have various rights, preferences and privileges as follows:

Voting rights

The holders of redeemable convertible preferred stock shares are entitled to vote on all matters on which the common stockholders are entitled to vote. Each holder of redeemable convertible preferred stock is entitled to the number of votes equal to the number of whole shares of common stock into which the shares held by such holder are convertible. Holders of the shares of Series A-1 redeemable convertible preferred stock, as a separate class, are entitled to elect two directors of the Company. Holders of the shares of Series Seed convertible preferred stock, as a separate class, are entitled to elect (i) prior to the issuance of the third tranche, two directors of the Company and (ii) on or after the issuance of the third tranche, one director of the Company. The holders of common stock are entitled to elect one director and one director will be the Company’s Chief Executive Officer. The remaining two directors will be independent directors that are elected by stockholder vote and must be mutually acceptable to the other directors.

As long as at least 1,909,071 shares of redeemable convertible preferred stock shares remain outstanding, the Company must obtain approval from a majority of the holders of the then outstanding shares of redeemable convertible preferred stock, provided that prior to the issuance of third tranche such approval must include the affirmative vote of the holders of a majority of the outstanding shares of Series A-1 redeemable convertible preferred stock, to alter or change the rights, preferences and privileges of redeemable convertible preferred stock, change the authorized number of redeemable convertible preferred and common stock, create a new class or series of shares having any rights, preferences or privileges superior to or on parity with any outstanding shares of redeemable convertible preferred stock, declare or pay any distribution, merge, consolidate with or implement a reorganization that would result in the transfer of 50% of the voting power of the Company, sell all or substantially all of the Company’s assets, voluntarily dissolve or liquidate the Company, change the authorized number of directors, incur indebtedness greater than $0.3 million and appoint or remove the chief executive officer.

Dividends

The Company’s certificate of incorporation permits the holders of shares of redeemable convertible preferred stock to receive, only when, as and if declared by the Board of Directors, dividends at a rate of 8% of the applicable original issuance price of $13.57 per share for shares of Series Seed and Series A-1 redeemable convertible preferred stock and $10.18 per share for shares of Series A-2 redeemable convertible preferred stock, as adjusted for stock dividend, stock split, combination or other similar recapitalization (the “Original Issue Price”). Such dividend may be received prior and in preference to any declaration or payment of any other dividend (other than dividends on shares of common stock payable in common stock). Such dividends are non-cumulative. The Company shall not declare, pay or set aside any dividends on shares of any other class or series of capital stock of the Company (other than dividends on shares of common stock payable in common stock) unless the holders of redeemable convertible preferred stock then outstanding shall first receive, or simultaneously received, in addition to the 8% dividend noted above, an equal dividend on an as converted basis, if the dividend is declared on common stock or securities convertible in common stock. If the dividend is declared on non-common stock or securities not convertible in common stock, the holders of redeemable convertible preferred stock then outstanding must also receive an equal dividend to the dividend of such class, divided by its issuance price and multiplied by the applicable Original Issue Price, provided that if the Company declares a dividend on the same date on shares on more than one class or series of stock the dividend payable to the redeemable convertible preferred stockholders shall be based on the dividend on the class or series that would result in the highest preferred dividend. No dividends were declared as of December 31, 2022 and September 30, 2023.

CARGO THERAPEUTICS, INC.

Notes to Unaudited Condensed Financial Statements

Liquidation

In the event of any liquidation, dissolution or winding up of the Company, including a merger or consolidation in which the Company or a subsidiary of the Company is a constituent party and the Company issues its shares as a part of such merger of consolidation, or the sale of substantially all of the assets of the Company, or any other transaction or series of transactions in which more than 50% of the voting power of the Company is disposed of, the holders of redeemable convertible preferred stock will receive in preference to any distribution of assets to the holders of common stock, an amount per share equal to the greater of (i) per share equal the Original Issue Price, plus any declared and unpaid dividends, or (ii) such amount as would have been payable had all shares of the redeemable convertible preferred stock been converted into common stock. If the assets available for distribution are insufficient, then proceeds will be distributed ratably among the holders of redeemable convertible preferred stock in proportion to the full preferential amount that each such holder is entitled to receive. If there are remaining assets of the Company legally available for distribution after the payment of the full liquidation preference of the preferred stock, those remaining assets shall be distributed ratably to the holders of common stock based on the number of shares held by each common stockholder.

Conversion

Each share of redeemable convertible preferred stock is convertible, at the option of the holder, into the number of shares of common stock into which such shares are convertible at the then-effective conversion ratio. The conversion ratio is determined by dividing the applicable Original Issue Price by the then applicable conversion price. The initial conversion price per share is $13.57 for Series Seed preferred stock, $13.57 for Series A-1 preferred stock, and $10.18 for the Series A-2 preferred stock. The initial conversion price is subject to adjustment from time to time. Each share of redeemable convertible preferred stock shall automatically be converted into fully‑paid, non‑assessable shares of common stock at the then‑effective conversion rate for such share (i) immediately prior to the closing of a firm commitment underwritten IPO pursuant to an effective registration statement filed under the Securities Act of 1933, as amended , resulting in at least $50.0 million of gross proceeds and in which the pre-money valuation of the Company is at least $400.0 million and in connection with such offering the common stock is listed for trading on the Nasdaq Stock Market’s National Market or the New York Stock Exchange (ii) immediately prior to the consummation of a transaction by merger, consolidation, share exchange or otherwise in which the pre-money valuation of the Company is at least $400.0 million, with a publicly-traded special purpose acquisition company (a “SPAC”), immediately following the consummation of which the common stock or share capital of the SPAC or its successor entity is listed on the Nasdaq Stock Market or the New York Stock Exchange or another exchange approved by the Board of Directors, or (iii) at the date and time, or occurrence, of an event specified in a vote or written consent of the holders of the majority of the outstanding shares of redeemable convertible preferred stock.

Classification

A liquidation or winding up of the Company, including a merger or consolidation in which the Company or a subsidiary of the Company is a constituent party and the Company issues its shares as a part of such merger of consolidation, or the sale of substantially all of the assets, sales or exclusive license of all or substantially all of the intellectual property of the Company, or any other transaction or series of transactions in which more than 50% of the voting power of the Company is disposed of would constitute a redemption event. As of December 31, 2022, these redemption events were deemed to be within the control of the Company; therefore, in accordance with ASC 480, all shares of Series Seed convertible preferred stock were presented within permanent equity.

Upon closing of the first tranche of shares of Series A-1 redeemable preferred stock and conversion of the 2022 Convertible Notes to shares of Series A-2 redeemable preferred stock on February 7, 2023, the convertible preferred stockholders collectively had the ability to elect a majority of the directors on the Company’s Board of Directors such that a redemption event pursuant to the various rights of shares of the convertible preferred stock was no longer within the control of the Company. In accordance with ASC 480, all shares of Series Seed convertible preferred stock were reclassified from permanent equity to mezzanine equity at fair value, and, on issuance, all shares of Series A-1 and A-2 redeemable convertible preferred stock were classified as mezzanine equity.

CARGO THERAPEUTICS, INC.

Notes to Unaudited Condensed Financial Statements

The Company has elected not to adjust the carrying values of the redeemable convertible preferred stock to the redemption value of such shares, since it is not probable that a redemption event will occur. Subsequent adjustments to increase the carrying value to the redemption values will be made when it becomes probable that such redemption will occur.

8.
Common stock

Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to prior rights of the redeemable convertible preferred stockholders. In February 2023, the Company amended and restated its certificate of incorporation to increase the authorized shares of common stock to 320,000,000.

Common stock issued and outstanding on the balance sheets and statements of stockholders’ deficit includes shares related to restricted stock that are subject to repurchase and therefore are excluded from the reserved common stock in the table below.

The Company’s reserved common stock, on an as-converted basis for issuance was as follows:

	September 30, 2023	December 31, 2022
Redeemable convertible preferred stock	12,495,411	—
Convertible preferred stock	—	810,700
Common stock options issued and outstanding under the Plan	3,048,512	167,882
Remaining shares available for issuance under the Plan	373,362	22,928
Total reserved common stock	15,917,285	1,001,510

The 2022 Convertible Notes, which are excluded from the table above as of December 31, 2022, converted into shares of Series A-2 redeemable convertible preferred stock in February 2023 (see Notes 6 and 7).

9.
Stock-Based Compensation

2021 Stock Option and Grant Plan

In July 2021, the Company established its 2021 Stock Option and Grant Plan (the “Plan”) which provides for the granting of stock options, restricted and unrestricted stock units and restricted and unrestricted stock awards to employees and consultants of the Company. In October 2022 and February 2023, the Board of Directors amended shares authorized for issuance under the Plan. As of September 30, 2023 and December 31, 2022, shares authorized for issuance under the Plan were 3,618,904 and 393,268, respectively.

Stock options

Stock option activity for the nine months ended September 30, 2023 was as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	167,882	$1.09	9.65	$—
Granted	3,230,713	6.66
Exercised	(7,240)	1.12
Cancelled and forfeited	(342,843)	5.27
Outstanding at September 30, 2023	3,048,512	$6.52	9.66	$16,390
Vested and expected to vest, September 30, 2023	3,048,512	$6.52	9.66	$16,390
Exercisable at September 30, 2023	116,008	$3.15	9.25	$1,015

CARGO THERAPEUTICS, INC.

Notes to Unaudited Condensed Financial Statements

Aggregate intrinsic value in the above table is calculated as the difference between the exercise price of the options and the Company’s estimated fair value of its common stock as of September 30, 2023.

The aggregate intrinsic value of options exercised during the nine months ended September 30, 2023 was $46,000. No options were exercised during the nine months ended September 30, 2022. The estimated weighted-average grant-date fair value of options granted during the nine months ended September 30, 2022 and 2023 was $0.79 and $5.17 per share, respectively. As of September 30, 2023, there was $13.5 million of unrecognized stock-based compensation related to stock options, which is expected to be recognized over a weighted-average period of 3.4 years.

Restricted stock awards

The Company has issued restricted stock awards to certain employees, directors and consultants in exchange for cash consideration equal to the fair value of common stock on the grant date. The restricted stock awards are subject to the repurchase right upon termination of services at a repurchase price lower of (i) the fair market value on the date of repurchase or (ii) their original purchase price no later than nine months after such termination. Shares purchased by employees pursuant to restricted stock awards are not deemed, for accounting purposes, to be issued until those shares vest according to their respective vesting schedules. Proceeds received from issuance of restricted stock awards are recorded as a share repurchase liability within accrued expenses and other current liabilities on the balance sheet and reclassified to additional paid-in capital as such awards vest.

The following table summarizes the Company’s restricted stock activity.

	Number of Awards	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2022	529,110	$0.93
Issued	1,874	3.94
Repurchased	(14,652)	0.63
Vested	(215,418)	1.90
Unvested as of September 30, 2023	300,914	$0.26

The purchase price of the restricted stock awards is the fair value of common stock as determined by the Board of Directors at the issuance date. The shares generally vest monthly over four years from the grant date.

The Company recorded $0.1 million and $0.2 million as a share repurchase liability for restricted stock awards in accrued expenses and other current liabilities on the balance sheets as of September 30, 2023 and December 31, 2022, respectively.

As of September 30, 2023, unrecognized stock-based compensation expense related to outstanding unvested restricted stock awards was $0.1 million, which is expected to be recognized over a weighted-average period of 2.5 years.

CARGO THERAPEUTICS, INC.

Notes to Unaudited Condensed Financial Statements

Stock‑based compensation expense

Total stock-based compensation expense recorded in the unaudited condensed statements of operations and comprehensive loss was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(in thousands)
General and administrative	$587	$9	$1,014	$209
Research and development	497	15	693	56
Total stock-based compensation expense	$1,084	$24	$1,707	$265

The estimated grant-date fair value of awards granted during the nine months ended September 30, 2023 and 2022 was calculated based on the following assumptions:

Nine months ended September 30,
	2023	2022
Expected term (in years)	1.3 – 6.4	2.8 – 6.1
Expected volatility	84.6% - 87.2%	84.6% - 89.8%
Expected dividend	—	—
Risk-free interest rate	3.2% - 4.6%	0.4% - 3.2%

10.
License and Research and Development Agreements

Stanford license agreement

In August 2022, the Company entered into a license agreement with the Board of Trustees of the Leland Stanford Junior University (“Stanford University”) relating to the Company’s platform technologies relating to CAR T-cell therapies (the “Stanford License Agreement”). Pursuant to the Stanford License Agreement, Stanford University granted the Company a worldwide, exclusive license under certain patent rights, and a worldwide non-exclusive license under certain technology, in each case, owned or controlled by Stanford University, to make, use and sell products, methods or services in the field of human therapeutic and diagnostic products.

As consideration for the licenses granted under the Stanford License Agreement, the Company made an upfront payment of $50,000 and issued 67,605 shares of its common stock with a fair value of $0.1 million, of which 22,317 shares were issued to Stanford University, 27,100 shares were issued to two non-profit organizations that supported the research, and 18,188 shares were issued to various Stanford University inventors. The Company determined that the purchase of the licenses under the Stanford License Agreement represented an asset acquisition as it did not meet the definition of a business. As the acquired licenses represented in-process research and development (“IPR&D”) assets with no alternative future use, the Company recorded the upfront consideration of $0.2 million as research and development expense in August 2022, upon entering into the Stanford License Agreement. The Company recorded research and development expense pursuant to the Stanford License Agreement in the amount of $10,000 during the three and nine months ended September 30, 2023 and $0.2 million during the three and nine months ended September 30, 2022.

In addition to annual license maintenance fees of up to $0.1 million per year, the Company may be required to pay up to $7.5 million for sales milestone payments, up to $4.0 million in development milestone payments for each product covered by licensed patent rights that achieves specific clinical trials or regulatory approvals, up to $0.6 million in milestone payments upon achievement of commercial milestone events and double-digit percentage milestone payments on non-patented products, and, subject to certain royalty reductions, low single-digit percentage royalties on net sales of products. Subject to the terms of the Stanford License Agreement, the Company also agreed to pay Stanford University a certain percentage of non-royalty sublicense-related revenue that the Company receives from third-party sublicenses.

CARGO THERAPEUTICS, INC.

Notes to Unaudited Condensed Financial Statements

Crystal Mackall and Robbie Majzner, who were the Company’s principal owners and directors when the Company entered into the Stanford License Agreement, are employees and faculty members leading CAR T-cell therapy research programs at Stanford University.

Oxford license and supply agreement

In June 2022, the Company entered into a License and Supply Agreement (the “Oxford Agreement”), with Oxford Biomedica (UK) Limited (“Oxford”) for the manufacture and supply of lentiviral vectors for clinical and potentially commercial purposes by the Company. Pursuant to the Oxford Agreement, Oxford granted to the Company a non-exclusive worldwide, sub-licensable, royalty-bearing license under certain intellectual property rights for the purposes of research, development and commercialization of products transduced with the vectors manufactured by Oxford or by the Company following a technology transfer by Oxford, which products are directed against certain initial targets, and upon payment of certain fees, additional targets as agreed by Oxford and the Company.

As consideration for the license granted under the Oxford Agreement, the Company paid an upfront license fee of $0.2 million. The Company determined that the purchase of the license under the Oxford Agreement represented an asset acquisition as it did not meet the definition of a business. As the acquired license represented IPR&D assets with no alternative future use, the Company recorded the upfront payment of $0.2 million as research and development expense in June 2022, upon entering into the Oxford Agreement. The Company recorded research and development expense related to the achievement of certain development milestones in the amount of $0.3 million during the three and nine months ended September 30, 2023 and $0.2 million during the nine months ended September 30, 2022.

The Company may be required to pay up to an aggregate of $0.3 million of development milestones, $1.0 million of regulatory milestones and $8.0 million of commercial milestones for each target if such milestones are achieved by licensed products directed to such target. Additionally, the Company is obligated to pay an earned royalty on net sales of products manufactured with the Oxford vector at a low single-digit percentage.

Unless terminated earlier, the Oxford Agreement will expire when no further payments are due to Oxford. The Company can terminate the agreement at will upon advance written notice and may be subject to certain manufacturing slot cancellation fees.

National Cancer Institute

In March 2022, the Company entered into an exclusive license agreement (the “2022 NCI License Agreement”) with the U.S. Department of Health and Human Services, as represented by The National Cancer Institute (the “NCI”), pursuant to which the Company obtained a worldwide, royalty-bearing, exclusive license under certain patent rights to make, use, sell, offer for sale, and import certain autologous products covered by such licensed patents in the field of CAR-T immunotherapies for the treatment of B-cell malignancies that express CD22, and a non-sublicenseable exclusive license to make, use, and import, but not sell, certain allogenic products and to practice processes in the field of certain CAR-T immunotherapies for the treatment of B-cell malignancies that express CD22 for evaluation purposes, with an exclusive option to negotiate a non-exclusive or exclusive commercialization license.

As consideration for the licenses granted under the 2022 NCI License Agreement, the Company is required to pay NCI a non-refundable license fee of $0.6 million, of which $0.2 million was paid in 2022 and $0.1 million was paid in 2023, and the remaining balance of $0.3 million is payable in two equal annual installments beginning on the second anniversary of the effective date of the agreement. The Company accrued the non-refundable upfront fees of $0.4 million upon entering into the 2022 NCI License Agreement. As of September 30, 2023 and December 31, 2022, $0.1 million and $0.1 million, respectively, of non-refundable upfront fees were accrued in accrued expenses and other current liabilities and $0.1 million and $0.3 million, respectively, are classified as other non-current liabilities on the condensed balance sheet. The Company determined that the purchase of the license under the 2022 NCI License Agreement represented an asset acquisition as it did not meet the definition of a business. As the acquired license represented IPR&D assets with no alternative future use, the Company recorded the initial consideration of $0.6 million under the 2022 NCI License Agreement as research and development expense in March 2022, upon entering into the 2022 NCI License Agreement. During the three and nine months ended September 30, 2023, the Company recorded research and development expense of $0.5 million and $0.6

CARGO THERAPEUTICS, INC.

Notes to Unaudited Condensed Financial Statements

million related to the minimum annual royalty and the achievement of certain development milestones and during the nine months ended September 30, 2022, the Company recorded research and development expense of $0.6 million related to the non-refundable license fee.

The Company agreed to pay up to $0.2 million in regulatory milestone payments upon achieving specific regulatory filings, up to $1.8 million in development milestone payments upon achieving specific clinical trials or registration trials, and up to $16.0 million in sales milestones upon achievement of specific commercial milestone events for up to three distinct licensed products, and an earned royalty on net sales of autologous cell therapy products covered by the licensed patent rights at a low single-digit percentage, depending on the amount of annual net sales and subject to the terms of the 2022 NCI License Agreement. The Company is also required to make minimum annual royalty payments of $50,000 per year, which will be creditable against royalties due for sales in that year. In addition, the Company is obligated to pay the NCI a percentage of non-royalty revenue received by the Company from its right to sublicense. Additionally, in the event the Company is granted a priority review voucher (“PRV”), the Company would be obligated to pay NCI a minimum of $5.0 million upon the sale, transfer or lease of the PRV or $0.5 million upon submission of the PRV for use by the U.S. Food and Drug Administration (“FDA”). The Company is also obligated to pay NCI a percentage of the fair market value of the consideration the Company receives for any assignment of the 2022 NCI License Agreement to a non-affiliate (upon NCI’s prior written consent) or an allocated portion of the fair value of consideration received in connection with a change in control.

NCI may terminate or modify the 2022 NCI License Agreement in the event of an uncured material breach, including, but not limited to, if the Company does not meet certain milestones by certain dates, or upon certain insolvency events that remain uncured following the date that is 90 days following written notice of such breach or insolvency event. The Company may terminate the license, or any portion thereof, at its sole discretion at any time upon 60 days written notice to NCI.

In February 2023, the Company entered into an exclusive license agreement (the “2023 NCI License Agreement”) with NCI, pursuant to which the Company obtained a worldwide, royalty-bearing, exclusive license under certain patent rights owned by NCI to make, use, sell and import products and to practice processes in the field of certain CAR-T immunotherapies for the treatment of B-cell malignancies, wherein the T cells are engineered to express CD22 in combination with both: receptors targeting CD19, CD20, and/or CD79b; and using STASH platform and/or a technology to activate CD2 signaling in the CAR T cell.

As consideration for the licenses granted under the 2023 NCI License Agreement, the Company must pay NCI a non-refundable license fee of $0.3 million in three installments whereby the first installment is payable within 60 days of the execution of the agreement and the remaining two payments due on the first and second anniversaries of the effective date of the agreement. Additionally, the Company must reimburse NCI for $0.1 million in expenses incurred by NCI prior to January 1, 2022 related to the preparation, filing, prosecution, and maintenance of all patent applications and patents included in the license under the 2023 NCI Agreement. The Company determined that the purchase of the license under the 2023 NCI License Agreement represented an asset acquisition as it did not meet the definition of a business. As the acquired license represented IPR&D assets with no alternative future use, the Company recorded the initial consideration of $0.4 million under the 2023 NCI Agreement, consisting of the non-refundable upfront fees and patent expense reimbursement, as research and development expense in February 2023, upon entering the 2023 NCI License Agreement. The Company accrued these amounts upon entering into the 2023 NCI License Agreement, of which $0.1 million is classified as other non-current liabilities on the condensed balance sheet as of September 30, 2023. During the nine months ended September 30, 2023, the Company recorded research and development expense of $0.3 million related to the minimum annual royalty.

The Company agreed to pay up to $0.1 million in regulatory milestone payments upon achieving specific regulatory filings, up to $1.7 million in development milestone payments upon achieving specific clinical trials or registration trials, and up to $16.0 million in sales milestones upon achievement of specific commercial milestone events. Subject to the terms of the 2023 NCI License Agreement, the Company also agreed to pay a low single-digit percentage on earned royalties on net sales of products covered by the licensed patent rights. The Company also agreed to make minimum annual royalty payments of $50,000 per year, which will be creditable against royalties due for sales in that year. In addition, the Company is obligated to pay the NCI a percentage of non-royalty revenue received by the Company from its right to sublicense at defined percentages. Additionally, if the Company is granted a PRV, the Company would be obligated to pay NCI a minimum of $5.0

CARGO THERAPEUTICS, INC.

Notes to Unaudited Condensed Financial Statements

million upon the sale, transfer or lease of the PRV or $0.5 million upon submission of the PRV for use by the FDA. The Company is also obligated to pay NCI a percentage of the fair market value of the consideration the Company receives for any assignment of the 2023 NCI License Agreement to a non-affiliate (upon NCI’s prior written consent) or an allocated portion of the fair value of consideration received in connection with a change in control.

Unless earlier terminated, the 2023 NCI License Agreement will expire upon the expiration of the last to expire licensed patent right. NCI may terminate or modify the 2023 NCI License Agreement in the event of an uncured material breach, including, but not limited to, if the Company does not meet certain milestones by certain dates, or upon certain insolvency events that remain uncured following the date that is 90 days following written notice of such breach or insolvency event. The Company may terminate the license, or any portion thereof, at its sole discretion at any time upon 60 days written notice to NCI.

11.
Related Parties

The 2022 Convertible Notes (see Note 6) were issued in part to a related party, a significant investor, for an aggregate principal amount of $16.0 million. As of December 31, 2022, $16.4 million in principal and accrued interest was outstanding to the related party. In February 2023, $18.7 million in principal and accrued interest outstanding to the related party was settled through conversion into 1,833,623 shares of Series A-2 redeemable convertible preferred stock (see Note 7).

Apart from the transactions and balances detailed in Note 6, Note 7 and Note 11, the Company has no other significant or material related party transactions during the three and nine months ended September 30, 2022 and 2023.

12.
Net Loss Per Share

A reconciliation of net loss attributable to common stockholders and the number of shares in the calculation of basic and diluted loss per share was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(in thousands, except share and per share amounts)
Numerator:
Net loss attributable to common stockholders	$(35,471)	$(12,285)	$(66,070)	$(27,202)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	748,862	432,835	673,175	343,635
Net loss per share attributable to common stockholders, basic and diluted	$(47.37)	$(28.38)	$(98.15)	$(79.16)

The following potentially dilutive shares were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive (on an as-converted basis):

	September 30, 2023	September 30, 2022
Redeemable convertible preferred stock, as converted	12,495,411	—
Convertible preferred stock, as converted	—	810,700
2022 Convertible Notes, as converted	—	1,606,124
Outstanding stock options	3,048,512	75,281
Restricted stock awards subject to repurchase	300,914	571,184
Total	15,844,837	3,063,289

CARGO THERAPEUTICS, INC.

Notes to Unaudited Condensed Financial Statements

13.
Subsequent Events

Series A redeemable convertible preferred stock financing

In October 2023, the Company issued and sold 6,341,148 shares of its Series A-1 redeemable convertible preferred stock for net proceeds of approximately $86.0 million under its obligation for Series A-1 Tranche 3 pursuant to the Series A Agreement (see Note 7).

Reverse Stock Split

On November 1, 2023, the Company’s Board of Directors approved an amended and restated certificate of incorporation to effect a reverse split of shares of the Company’s common stock and redeemable convertible preferred stock on a 13.5685-for-1 basis which was effected on November 3, 2023. The par value and authorized number of shares of common stock and redeemable convertible preferred stock were not adjusted as a result of the Reverse Stock Split. All share data and per share data amounts for all periods presented in the condensed financial statements and notes thereto have been retrospectively adjusted to reflect the effect of the Reverse Stock Split.

Initial Public Offering

On November 14, 2023, the Company closed its initial public offering, pursuant to which it issued and sold an aggregate of 18,750,000 shares of its common stock at a public offering price of $15.00 per share and on November 21, 2023, the Company issued and sold 2,512,181 additional shares of its common stock to the underwriters of the IPO pursuant to the partial exercise of their option to purchase additional shares. The Company received net proceeds of approximately $291.3 million, after deducting underwriting discounts, commissions and offering expenses. Upon the closing of the IPO, the Company’s outstanding redeemable convertible preferred stock automatically converted into 18,836,559 shares of common stock. Converted redeemable convertible preferred stock outstanding as of the date of IPO consisted of 12,495,411 shares that were outstanding as of September 30, 2023 (see Note 7) and 6,341,148 shares that were issued in October 2023.

In connection with the completion of its IPO, on November 14, 2023, the Company’s certificate of incorporation was amended and restated to authorize 500,000,000 shares of common stock, par value $0.001 per share and 50,000,000 shares of preferred stock, par value of $0.001 per share with terms to be set by the Board of Directors.

Lease

In December 2023, the Company entered into a lease for 99,557 square feet of lab and office space in San Carlos, California. The lease is expected to commence in January 2024. The lease has an initial term through March 31, 2031 and provides options to renew the lease for two additional three year terms. The total undiscounted lease payments related to the initial term of the lease are $45.7 million, of which no payments are due within 12 months.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with the unaudited condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited financial statements and notes thereto and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our final prospectus filed with the Securities and Exchange Commission (SEC) pursuant to Rule 424(b) under the Securities Act of 1933, as amended (Securities Act) on November 13, 2023 (Prospectus) that forms a part of our Registration Statement on Form S-1 (File No. 333-275113). This discussion and analysis contains forward-looking statements based upon current beliefs, plans, and expectations related to future events and our future performance that involves risks, uncertainties, and assumptions, such as statements regarding our intentions, plans, objectives, and expectations for our business. Our actual results and the timing of selected events could differ materially from those discussed in the forward-looking statements as a result of several factors including those set forth in the section titled “Risk Factors.” See also the section titled “Special Note Regarding Forward-Looking Statements”.

Overview

We are a clinical-stage biotechnology company uniquely positioned to advance next generation, potentially curative cell therapies for cancer patients. Our programs, platform technologies, and manufacturing strategy are designed to directly address the limitations of approved chimeric antigen receptor (CAR) T-cell therapies. A CAR is a protein that has been engineered to modify T cells so they can recognize and destroy cancer cells. We believe the limitations of these therapies include limited durability of effect, safety concerns and unreliable supply. Our lead program, CRG-022, an autologous (derived from a patient’s cells) CD22 chimeric antigen receptor (CAR) T-cell product candidate, the underlying CAR of which we exclusively licensed, is being studied by Stanford in a Phase 1 clinical trial in patients with large B-cell lymphoma (LBCL) whose disease relapsed or was refractory (R/R) to CD19 CAR T-cell therapy. On the basis of the results from the clinical trial, we are evaluating CRG-022 in a potentially pivotal Phase 2 clinical trial in patients with LBCL whose disease is R/R to CD19 CAR T-cell therapy. We also plan to evaluate CRG-022 in patients at earlier stages of disease, including LBCL and other hematologic malignancies. Beyond our lead program, we are leveraging our proprietary cell engineering platform technologies to develop a pipeline of programs that incorporate multiple transgene therapeutic “cargo” designed to enhance CAR T-cell persistence and trafficking to tumor lesions, as well as to help safeguard against tumor resistance and T-cell exhaustion. Our founders are pioneers and world-class experts in CAR T-cell therapy, and our team has significant experience and success developing, manufacturing, launching and commercializing oncology and cell therapy products. We aim to become a fully integrated, leading cell therapy company. Together, we are united in our mission to outsmart cancer and deliver more cures for patients.

(1)
Based on data from the Phase 1 clinical trial conducted by Stanford and pending data from our ongoing Phase 2 clinical trial in R/R LBCL – post CD19 CAR T, we intend to discuss with the FDA initiation of a Phase 2 program in LBCL – CAR T naïve without completing earlier clinical trials in LBCL – CAR T-naïve patients.

On November 14, 2023, we closed our initial public offering (IPO) pursuant to which we sold 18,750,000 shares of our common stock at a price to the public of $15.00 per share and on November 21, 2023, we issued and sold 2,512,181 additional shares of our common stock to the underwriters of the IPO pursuant to the partial exercise of their option to purchase additional shares. We received net proceeds of approximately $291.3 million after deducting underwriting discounts, commissions and offering expenses.

We have incurred significant operating losses and negative cash flows since our inception. Since our founding, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, establishing licensing arrangements, building our proprietary platform technologies, discovering our product candidates, establishing our intellectual property portfolio, conducting research, preclinical studies, and clinical trials, establishing arrangements with third parties for the manufacture of our product candidates and related raw materials, and providing general and administrative support for these operations. Our net loss was $35.5 million and $12.3 million for the three months ended September 30, 2023 and 2022, respectively, and $66.1 million and $27.2 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $113.1 million and cash and cash equivalents of $60.3 million. During the nine months ended September 30, 2023, we issued convertible notes for an aggregate principal amount of $3.5 million and 8,454,860 shares of our Series A-1 redeemable convertible preferred stock for net proceeds of $113.9 million. In October 2023, we completed the third tranche closing of our Series A financing and issued 6,341,148 shares of Series A-1 redeemable convertible preferred stock for net proceeds of approximately $86.0 million. Based on our current operating plans, we estimate that our existing cash and cash equivalents as of September 30, 2023, together with the net proceeds from the sale of our Series A-1 redeemable convertible preferred stock in October 2023 and the net proceeds from our IPO in November 2023 will be sufficient to meet our working capital and capital expenditures through 2025. We have based this estimate on our current assumptions, which may prove to be wrong, and we may exhaust our available capital resources sooner than we expect.

We expect to continue to incur significant and increasing net operating losses for the foreseeable future as we:

•
advance our product candidates through clinical and preclinical development;
•
seek regulatory approval, prepare for and, if approved, proceed to commercialization of our product candidates;
•
continue our research and development efforts and expand our pipeline of product candidates;
•
attract, hire and retain additional personnel;
•
maintain, expand and protect our intellectual property portfolio;
•
operate as a public company;
•
implement operational, financial and management information systems;
•
make royalty, milestone or other payments under current, and any future, license or collaboration agreements;
•
potentially seek to identify, acquire or in-license new technologies or product candidates;
•
establish a sales, marketing and distribution infrastructure to commercialize any product candidate for which we may obtain marketing approval;
•
potentially experience any delays, challenges, or other issues associated with the clinical development of our product candidates, including with respect to our regulatory strategies; and
•
develop manufacturing processes and methods and establish manufacturing capacity to supply for clinical trials in our pipeline and eventual for commercialization.

Our net losses may fluctuate significantly from period to period, depending upon the timing of our expenditures on other research and development activities. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our accounts payable and accrued research and development and other current liabilities.

To date, we have funded our operations primarily with the proceeds from the sale and issuance of our convertible preferred stock and convertible notes. We do not have any products approved for sale and have not generated any revenue from product sales since our inception. We do not expect to generate revenue from any product candidates that we develop until we obtain regulatory approval for one or more of such product candidates and commercialize our products or enter into collaboration agreements with third parties. Because of the numerous risks and uncertainties associated with therapeutic product development, we may never achieve or sustain profitability and, unless and until we are able to develop and commercialize our product candidates, we will need to continue to raise substantial additional capital. Until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to fund our operations through public or private equity offerings or debt financings, credit or loan facilities, potentially other capital sources, such as collaboration or licensing arrangements with third parties or other strategic transactions, or a combination of one or more of these funding sources. If we are unable to obtain adequate funding as and when needed, or on attractive terms, we could be required to significantly delay, reduce or eliminate some or all of our research and development activities, product portfolio expansion or commercialization efforts, out-license intellectual property rights to our product candidates, sell unsecured assets, or scale back or terminate our pursuit of new strategic arrangements and transactions, or a combination of the above, any of which may have a material adverse effect on our business, results of operations, financial condition and/or our ability to fund our scheduled obligations on a timely basis or at all.

We utilize third-party contract manufacturing organizations (CMOs), to manufacture and supply our preclinical and clinical materials during the development of our product candidates. We expect to use similar contract resources for the commercialization of our products, at least until our resources and operations are at a scale that justifies investment in internal manufacturing capabilities. The terms and conditions for each of the CMOs are defined in the respective manufacturing and supply agreements.

Components of operating results

Operating expenses

Our operating expenses consist of research and development expenses and general and administrative expenses.

Research and development expenses

Our research and development expenses consist of:

•
direct costs, including:
•
costs related to the production of preclinical and clinical materials, including fees, milestones and royalties paid to contract manufacturers,
•
expenses incurred under agreements with consultants and third-party contract organizations that conduct research and development activities on our behalf,
•
laboratory supplies and materials used for internal research and development activities,
•
laboratory and vendor expenses related to the execution of preclinical studies and planned clinical trials,
•
health authority filing fees costs related to sponsored research service agreements, and
•
costs incurred in obtaining technology licenses or in-process research and development (IPR&D) assets through asset acquisitions if the technology or IPR&D has not reached technological feasibility and has no alternative future use.
•
indirect costs, including:
•
personnel-related costs, such as salaries, benefits and stock-based compensation expenses for employees engaged in research and development functions, and
•
facilities-related costs, depreciation and other miscellaneous costs.

We expense all research and development costs in the periods in which such costs are incurred. Costs for certain research and development activities are recognized based on evaluating the progress to completion of specific tasks using information and data provided to us by our vendors and third-party service providers. Non-refundable advance payments for goods and services used over time for research and development are capitalized and recognized as goods are delivered or as the related services are performed. In-licensing fees and other costs to acquire technologies used in research and development that have not yet received regulatory approval and that are not expected to have an alternative future use are expensed when incurred. Because we are working on multiple research and development programs at any one time, we track our direct costs by the stage of program, clinical or preclinical. However, our indirect costs are not directly tied to any one program and are deployed across multiple programs. As such, we do not track indirect costs on a specific program basis.

We cannot reasonably determine the nature, timing, and estimated costs of the efforts that will be necessary to complete the development of, and obtain regulatory approval for, any of our product candidates. Product candidates in later stages of development generally have higher development costs than those in earlier stages. We expect that our research and development expenses will increase substantially for the foreseeable future as we continue to invest in research and development activities related to developing our product candidates, as our product candidates advance into later stages of development, as we begin to conduct clinical trials, as we seek regulatory approvals for any product candidates that successfully complete clinical trials, as we expand our product pipeline, as we maintain, expand, protect and enforce our intellectual property portfolio, and as we incur expenses associated with hiring additional personnel to support our research and development efforts.

The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming, and the successful development of our product candidates is highly uncertain. Our research and development expenses may vary significantly based on factors such as:

•
the number and scope of preclinical and IND-enabling studies;
•
the phases of development of our product candidates;
•
the progress and results of our research and development activities;
•
per subject trial costs;
•
the number of trials required for regulatory approval;
•
the number of sites included in the trials;
•
the countries in which the trials are conducted;
•
length of time required to enroll eligible subjects and initiate clinical trials;
•
the number of subjects that participate in the trials;
•
the drop-out and discontinuation rate of subjects;
•
potential additional safety monitoring requested by regulatory agencies;
•
the duration of subject participation in the trials and follow-up;
•
the cost and timing of manufacturing of our product candidates;
•
the timing of licensing milestone payments related to development, regulatory and commercial events;
•
manufacturing success with patient materials;
•
the receipt of regulatory approvals from applicable regulatory authorities;
•
mitigation/responses to potential health authority questions, inspections;
•
the timing, receipt and terms of any marketing approvals from applicable regulatory authorities;
•
the hiring and retention of research and development personnel;
•
the degree to which we obtain, maintain, defend and enforce our intellectual property rights; and

•
the extent to which we establish collaboration, licensing or similar arrangements and the performance of any related third parties.

A change in the outcome of any of these variables with respect to the development of any of our product candidates could significantly change the costs and timing associated with the development of that product candidate.

General and administrative expenses

Our general and administrative expenses consist primarily of personnel-related costs, costs related to maintenance and filing of intellectual property and other expenses for outside professional services, including legal, human resources, audit, and accounting services, as well as facilities-related costs not included in research and development expenses. Personnel-related costs consist of salaries, bonuses, benefits and stock-based compensation costs for our executive, finance, and general and administrative personnel. We expect that our general and administrative expenses will increase for the foreseeable future to support our expanding headcount and operations, and as we advance our product candidates through clinical development, which will also increase our general and administrative expenses. We also expect to incur additional costs associated with operating as a public company, including increased expenses related to legal, audit, accounting, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance costs, investor and public relations costs, and other administrative and professional services

Interest expense

Interest expense primarily consists of accrued interest, amortization of debt discounts and issuance costs related to our convertible notes.

Net change in fair value of redeemable convertible preferred stock tranche obligations

The net change in fair value of redeemable convertible preferred stock tranche obligations consists of measurement gains or losses recorded on subsequent remeasurement of the redeemable convertible preferred stock tranche asset and liability related to our Series A-1 redeemable convertible preferred stock. We remeasured the fair value of the redeemable convertible preferred stock tranche asset until its settlement in July 2023 upon issuance of the second tranche of Series A-1 redeemable convertible preferred stock.

Change in fair value of derivative liabilities

The change in fair value of derivative liabilities consists of measurement losses recorded on subsequent remeasurement of derivative liabilities related to our convertible notes. We remeasured the fair value of the derivative liabilities until the underlying convertible notes were settled through conversion in February 2023.

Loss on extinguishment of convertible notes

The loss on extinguishment of convertible notes consists of the loss realized upon conversion of our convertible notes into Series A-2 redeemable convertible preferred stock in February 2023.

Other income (expense), net

Other income (expense), net consists primarily of federal research and development tax credits and interest income earned on our cash.

Results of operations

Comparison of the three months ended September 30, 2023 and 2022

Our results of operations for each of the periods indicated are summarized in the table below (in thousands):

	Three months ended September 30,
	2023	2022	Change
Operating expenses:
Research and development	$22,233	$8,469	$13,764
General and administrative	6,478	1,580	4,898
Total operating expenses	28,711	10,049	18,662
Loss from operations	(28,711)	(10,049)	(18,662)
Interest expense	—	(1,458)	1,458
Net change in fair value of redeemable convertible preferred stock tranche obligations	(7,651)	—	(7,651)
Change in fair value of derivative liabilities	—	(779)	779
Other income (expense), net	891	1	890
Net loss and comprehensive loss	$(35,471)	$(12,285)	$(23,186)

Research and development expenses

Our research and development expenses for each of the periods indicated are summarized by class in the table below (in thousands):

	Three months ended September 30,
	2023	2022	Change
Direct costs:
Contract manufacturing	$8,223	$3,641	$4,582
Preclinical and clinical outside services	3,268	265	3,003
Consulting and professional services	250	538	(288)
Laboratory supplies and materials	1,916	823	1,093
Acquired in-process research and development	759	154	605
Indirect costs:
Personnel-related costs including stock-based compensation	5,887	2,511	3,376
Facilities-related and other	1,930	537	1,393
Total research and development expenses	$22,233	$8,469	$13,764

Research and development expenses increased by $13.8 million to $22.2 million in the three months ended September 30, 2023, compared to $8.5 million in the three months ended September 30, 2022. This increase was primarily driven by an increase of $4.6 million in contract manufacturing costs, as well as increases in personnel-related costs of $3.4 million, preclinical and clinical outside services of $3.0 million, and laboratory supplies and materials of $1.1 million as we progressed CRG-022 and continued the development of our manufacturing process in preparation for our Phase 2 clinical trial, which started in the third quarter of 2023 and increased headcount on our research and development teams to support our development efforts. Facilities-related and other expenses increased by $1.4 million related to our new facilities lease entered into in February 2023.

General and administrative expenses

Our general and administrative expenses for each of the periods indicated are summarized by class in the table below (in thousands):

	Three months ended September 30,
	2023	2022	Change
Personnel-related costs including stock-based compensation	$2,366	$622	$1,744
Professional services	3,954	868	3,086
Facilities-related and other	158	90	68
Total general and administrative expenses	$6,478	$1,580	$4,898

General and administrative expenses increased by $4.9 million to $6.5 million in the three months ended September 30, 2023, compared to $1.6 million in the three months ended September 30, 2022 as we continued to expand our administrative functions to support our business and prepare to operate as a public company. This increase was primarily driven by an increase of $3.1 million in professional services related to legal, accounting and audit costs, as well as an increase in outsourced human resource services, and an increase of $1.7 million in personnel-related costs due to a higher headcount in our finance and administrative personnel.

Interest expense

Interest expense was $1.5 million in the three months ended September 30, 2022 related to our convertible notes which converted into shares of Series A-2 redeemable convertible preferred stock in February 2023.

Net change in fair value of redeemable convertible preferred stock tranche obligations

The net change in fair value of redeemable convertible preferred stock tranche obligations related to our Series A Agreement executed in February 2023 was a net loss of $7.7 million in the three months ended September 30, 2023 primarily due to an estimated increase in the fair value of the underlying shares of our Series A-1 redeemable convertible preferred stock at the expected settlement dates.

Change in fair value of derivative liabilities

The change in fair value of derivative liabilities associated with our convertible notes was a gain of $0.8 million in the three months ended September 30, 2022. This change was primarily due to a decrease in the expected term of the triggering event, the conversion of our convertible notes which converted into shares of Series A-2 redeemable convertible preferred stock in February 2023.

Other income (expense), net

Other income increased by $0.9 million in the three months ended September 30, 2023 compared to other expense of $1,000 in the three months ended September 30, 2022 primarily due to higher interest earnings as a result of increasing interest rates on our higher cash balances in 2023.

Comparison of the nine months ended September 30, 2023 and 2022

Our results of operations for each of the periods indicated are summarized in the table below (in thousands):

	Nine months ended September 30,
	2023	2022	Change
Operating expenses:
Research and development	$48,724	$20,142	$28,582
General and administrative	13,030	3,624	9,406
Total operating expenses	61,754	23,766	37,988
Loss from operations	(61,754)	(23,766)	(37,988)
Interest expense	(1,604)	(2,234)	630
Net change in fair value of redeemable convertible preferred stock tranche obligations	(8,343)	—	(8,343)
Change in fair value of derivative liabilities	6,453	(1,186)	7,639
Loss on extinguishment of convertible notes	(2,316)	—	(2,316)
Other income (expense), net	1,494	(16)	1,510
Net loss and comprehensive loss	$(66,070)	$(27,202)	$(38,868)

Research and development expenses

Our research and development expenses for each of the periods indicated are summarized by class in the table below (in thousands):

	Nine months ended September 30,
	2023	2022	Change
Direct costs:
Contract manufacturing	$18,577	$7,082	$11,495
Preclinical and clinical outside services	5,736	524	5,212
Consulting and professional services	592	2,077	(1,485)
Laboratory supplies and materials	4,593	2,351	2,242
Acquired in-process research and development	1,225	1,004	221
Indirect costs:
Personnel-related costs including stock-based compensation	13,278	5,434	7,844
Facilities-related and other	4,723	1,670	3,053
Total research and development expenses	$48,724	$20,142	$28,582

Research and development expenses increased by $28.6 million to $48.7 million in the nine months ended September 30, 2023, compared to $20.1 million in the nine months ended September 30, 2022. This increase was primarily driven by an increase of $11.5 million in contract manufacturing costs, as well as increases in personnel-related costs of $7.8 million, preclinical and clinical outside services of $5.2 million, and laboratory supplies and materials of $2.2 million as we progressed CRG-022 and continued the development of our manufacturing process in preparation for our Phase 2 clinical trial which started in the third quarter of 2023 and increased headcount on our research and development teams to support our development efforts. Facilities-related and other expenses increased by $3.1 million related to our new facilities lease entered into in February 2023. Consulting and professional services decreased by $1.5 million primarily due to a $0.7 million decrease in recruiting costs and a $0.8 million decrease in consulting expenses due to reduced reliance on external consultants and professional services to support clinical development and technical operations activities as we increased headcount on our research and development teams.

General and administrative expenses

Our general and administrative expenses for each of the periods indicated are summarized by class in the table below (in thousands):

	Nine months ended September 30,
	2023	2022	Change
Personnel-related costs including stock-based compensation	$4,721	$1,461	$3,260
Professional services	7,875	1,896	5,979
Facilities-related and other	434	267	167
Total general and administrative expenses	$13,030	$3,624	$9,406

General and administrative expenses increased by $9.4 million to $13.0 million in the nine months ended September 30, 2023, compared to $3.6 million in the nine months ended September 30, 2022 as we continued to expand our administrative functions to support our business and prepare to operate as a public company. This increase was primarily driven by an increase of $6.0 million in professional services related to legal, accounting and audit costs, as well as an increase in outsourced human resource services, and an increase of $3.3 million in personnel-related costs due to a higher headcount in our finance and administrative personnel.

Interest expense

Interest expense decreased by $0.6 million to $1.6 million in the nine months ended September 30, 2023 compared to $2.2 million in the nine months ended September 30, 2022. The decrease was attributable to the conversion of our convertible notes into shares of our Series A-2 redeemable convertible preferred stock in February 2023.

Net change in fair value of redeemable convertible preferred stock tranche obligations

The net change in fair value of redeemable convertible preferred stock tranche obligations related to our Series A Agreement executed in February 2023 was a net loss of $8.3 million in the nine months ended September 30, 2023 primarily due to an estimated increase in the fair value of the underlying shares of our Series A-1 redeemable convertible preferred stock at the expected settlement dates.

Change in fair value of derivative liabilities

The change in fair value of derivative liabilities associated with our convertible notes was a gain of $6.5 million in the nine months ended September 30, 2023 compared to a loss of $1.2 million in the nine months ended September 30, 2022. This change was primarily due to a decrease in the expected term of the triggering event as a result of the conversion of the convertible notes into shares of our Series A-2 redeemable convertible preferred stock in February 2023, which decreased the fair value of the embedded derivatives.

Loss on extinguishment of convertible notes

The loss on extinguishment of convertible notes was $2.3 million in the nine months ended September 30, 2023. The terms of the convertible notes were amended in February 2023 to convert the notes into shares of our Series A-2 redeemable convertible preferred stock at a conversion price of $10.18 per share, which exceeded the carrying value of the convertible notes and embedded derivative liabilities at the time, and resulted in a loss upon extinguishment.

Other income (expense), net

Other income increased by $1.5 million in the nine months ended September 30, 2023 compared to other expense of $16,000 in the nine months ended September 30, 2022 primarily due to higher interest earnings as a result of increasing interest rates on our higher cash balances in 2023.

Liquidity and capital resources

Since our inception, we have funded our operations primarily with the proceeds from the sale and issuance of our convertible preferred stock and from convertible notes. During the nine months ended September 30, 2023, we raised aggregate net cash proceeds of $117.4 million from the sale and issuance of our redeemable convertible preferred stock and convertible notes, net of issuance costs. In October 2023, we raised net proceeds of $86.0 million from the closing of the third tranche of our Series A financing. In November 2023, we completed our IPO pursuant to which we sold 21,262,181 shares of our common stock for net proceeds of approximately $291.3 million. To date, we have incurred significant losses and negative cash flows from operations. As of September 30, 2023, we had available cash and cash equivalents of $60.3 million, which is available to fund operations, and an accumulated deficit of $113.1 million.

We expect to continue to incur significant operating losses in the foreseeable future to support our planned continued development of one or more of our product candidates. Our existing cash and cash equivalents as of September 30, 2023, the net proceeds from the issuance of our Series A-1 redeemable convertible preferred stock in October 2023 and the net proceeds from our IPO will be sufficient to meet our working capital and capital expenditure needs through 2025. We have based this estimate on our current assumptions, which may prove to be wrong, and we may exhaust our available capital resources sooner than we expect.

Convertible notes

In April and October 2022, we executed convertible note purchase agreements for total gross proceeds of $25.0 million and $12.0 million, respectively. Each note purchase agreement included three separate tranches of funding, one upon execution of the agreement and an additional two tranches upon achievement of certain milestones. We issued the three tranches under the April 2022 note purchase agreement in April, August and October 2022 for aggregate net proceeds of $19.9 million. We issued the first and second tranches under the October 2022 note purchase agreement in October and December 2022, respectively, for aggregate net proceeds of $8.5 million, and the third tranche in January 2023 for net proceeds of $3.5 million. The convertible notes issued pursuant to the note purchase agreement bore interest at 6.0% per annum and were issued with maturity dates of April 2023 and October 2023. In February 2023, concurrently with our Series A redeemable convertible preferred stock financing, the convertible notes issued pursuant to the note purchase agreement were amended to convert into shares of our Series A-2 redeemable convertible preferred stock at a conversion price of $10.18 per share. The notes automatically converted into 3,229,851 shares of our Series A-2 redeemable convertible preferred stock in February 2023 when we completed the initial closing of the sale of our Series A-1 redeemable convertible preferred stock.

Series A-1 redeemable convertible preferred stock

In February 2023, we executed the Series A Preferred Stock Purchase Agreement (Series A Agreement) and issued and sold 5,072,919 shares of our Series A-1 redeemable convertible preferred stock for aggregate net proceeds of $68.1 million as part of the initial closing. Our outstanding convertible notes were also converted into 3,229,851 shares of our Series A-2 redeemable convertible preferred stock. The Series A Agreement includes two additional tranche closings for 3,381,941 shares and 6,341,148 shares, respectively, at a purchase price of $13.57 per share. We completed the second tranche closing in July 2023 for net proceeds of $45.9 million and the third tranche closing in October 2023 for net proceeds of $86.0 million.

Future funding requirements

Because of the numerous risks and uncertainties associated with research, development, manufacturing, supply and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•
the scope, progress, results and costs of researching, developing and manufacturing our product candidates or any future product candidates, and conducting preclinical studies;
•
manufacturing success;

•
the timing of, and the costs involved in, obtaining regulatory approvals or clearances for our product candidates or any future product candidates;
•
the number and characteristics of any additional product candidates we develop or acquire;
•
the cost of any future product candidates and any products we successfully commercialize;
•
our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of any such agreements that we may enter into, including the timing and amount of any future milestone, royalty or other payments due under any such agreement;
•
the expenses needed to attract and retain skilled personnel;
•
the costs of operating as a public company;
•
the effect of macroeconomic trends including inflation and rising interest rates;
•
addressing any potential supply chain interruptions or delays, including those related to the COVID-19 pandemic; and
•
the timing, receipt and amount of sales of any future approved or cleared products, if any.

We do not have any products approved for sale and have not generated any revenue from product sales since our inception. We do not expect to generate revenue from any product candidates that we develop until we obtain regulatory approval for one or more of such product candidates and commercialize our products or enter into collaboration agreements with third parties. Because of the numerous risks and uncertainties associated with product development, we may never achieve or sustain profitability and, unless and until we are able to develop and commercialize our product candidates, we will need to continue to raise substantial additional capital. Based upon our current operating plan, we believe that our existing cash, cash equivalents and marketable securities, including the net proceeds from the issuance of our Series A-1 redeemable convertible preferred stock in October 2023 and the net proceeds from our IPO, will enable us to fund our operating expenses and capital expenditure requirements through at least the next 12 months following the issuance of our condensed financial statements. However, until such time as we can generate significant product revenue, if ever, we expect to fund our operations through public or private equity offerings or debt financings, creditor loan facilities, potentially other capital sources, such as collaborations or licensing arrangements with third parties or other strategic transactions, or a combination of one or more of these funding sources. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We expect to continue to expend significant resources for the foreseeable future.

If we raise additional capital through debt or preferred equity financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as restricting our operations and limiting our ability to incur liens, issue additional debt, pay dividends, repurchase our common stock, make certain investments, or engage in merger, consolidation, licensing or asset sale transactions. If we raise funds through collaborations, license agreements, strategic transactions or other similar arrangements with third parties, we may be required to grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. There are no assurances that we will be successful in obtaining an adequate level of financing to support our business plans when needed on acceptable terms, or at all. If we are unable to obtain adequate funding as and when needed, or on attractive terms, we could be required to significantly delay, reduce or eliminate some or all of our research and development activities, product portfolio expansion or commercialization efforts, out-license intellectual property rights to our product candidates, sell unsecured assets, or scale back or terminate our pursuit of new strategic arrangements and transactions, or a combination of the above, any of which may have a material adverse effect on our business, results of operations, financial condition and/or our ability to fund our scheduled obligations on a timely basis or at all. Our ability to continue as a going concern is dependent upon our ability to successfully accomplish these plans and secure sources of financing and ultimately attain profitable operations.

Cash flows

Our cash flows for each of the periods indicated are summarized in the table below (in thousands):

	Nine months ended September 30,
	2023	2022
Cash used in operating activities	$(52,182)	$(17,722)
Cash used in investing activities	(6,018)	(2,258)
Cash provided by financing activities	116,672	21,465
Net increase in cash and cash equivalents	$58,472	$1,485

Operating activities

Cash used in operating activities of $52.2 million for the nine months ended September 30, 2023 was primarily attributable to our net loss of $66.1 million, partially offset by $11.2 million in non-cash adjustments and a $2.7 million decrease in our working capital. Non-cash adjustments consisted primarily of $8.3 million from the net change in fair value of tranche obligations related to our Series A-1 redeemable convertible preferred stock, a $2.3 million loss on extinguishment related to an amendment and conversion of our outstanding convertible notes into shares of our Series A-2 redeemable preferred stock in February 2023, $1.7 million in stock-based compensation, $1.6 million in noncash interest expense primarily related to additional issuances of our convertible notes, $1.6 million in amortization of right-of-use assets, $1.2 million in acquisition of in-process research and development primarily related to upfront fees accrued upon entering into the 2023 NCI License Agreement and fees incurred related to achievement of certain development milestones and $1.0 million in depreciation, partially offset by a $6.5 million gain from the change in fair value of derivative liabilities related to our convertible notes. The $2.7 million decrease in working capital is primarily due to a $8.8 million increase in accounts payable, accrued clinical and research and development expenses, and accrued expenses and other current liabilities driven by increased research and development expenses mainly related to contract manufacturing services, preclinical and clinical outside services and personnel expenses, partially offset by a $3.6 million increase in other assets primarily related to a deposit paid for clinical trial services, a $1.0 million increase in prepaid expenses and other current assets and a $1.5 million decrease in operating lease liabilities.

Cash used in operating activities of $17.7 million for the nine months ended September 30, 2022 was primarily attributable to our net loss of $27.2 million, partially offset by $5.7 million in non-cash adjustments and a $3.8 million decrease in our working capital. Non-cash adjustments consisted primarily of $2.2 million in noncash interest expense and $1.2 million in change in fair value of derivative liabilities related to our convertible notes, $1.0 million in acquisition of in-process research and development primarily related to upfront fees incurred upon entering into the 2022 NCI License Agreement and the Oxford Agreement, $0.8 million in amortization of right-of-use asset, $0.3 million in stock-based compensation and $0.2 million in depreciation. The $3.8 million decrease in working capital is primarily due to a $7.9 million increase in accounts payable, accrued clinical and research and development expenses, and accrued expenses and other current liabilities driven by increased research and development expenses mainly related to contract manufacturing services, partially offset by a $2.8 million increase in prepaid expenses and other current assets primarily related to prepayments for the anticipated manufacturing activities, a $0.8 million decrease in operating lease liability and $0.5 million increase in other assets.

Investing activities

Cash used in investing activities of $6.0 million for the nine months ended September 30, 2023 consisted of $5.6 million in purchases of equipment for our research and development activities and $0.4 million from the purchase of in-process research and development comprised of fees paid related to our license agreements.

Cash used in investing activities of $2.3 million for the nine months ended September 30, 2022 consisted of $1.8 million in purchases of equipment for our research and development activities and $0.5 million from the purchase of in-process research and development comprised of fees paid related to our license agreements.

Financing activities

Cash provided by financing activities of $116.7 million for the nine months ended September 30, 2023 primarily consisted of $113.9 million in net proceeds from issuance of Series A-1 redeemable convertible preferred stock and $3.5 million in net proceeds from issuance of convertible notes payable, of which $2.2 million was from related parties, partially offset by $0.7 million in payments for deferred initial public offering costs.

Cash provided by financing activities of $21.5 million for the nine months ended September 30, 2022 primarily consisted of $16.0 million in net proceeds from issuance of convertible notes, of which $8.5 million was from related parties, and $5.5 million in net proceeds from issuance of our Series Seed convertible preferred stock.

Off-balance sheet arrangements

We currently do not have, and did not have during the periods presented, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Contractual obligations and commitments

Leases

We have entered into lease arrangements, including amendments, for a certain facility, which comprises office and laboratory space, through November 2024. As of September 30, 2023, our fixed lease payment obligations are $3.1 million, with $2.8 million payable within 12 months.

In December 2023, we entered into a lease arrangement for a facility which is comprised of office and laboratory space, through March 31, 2031. Our fixed lease payment obligations related to the new lease are $45.7 million and there are no payments due within 12 months.

License agreements

Our contractual obligations are expected to affect our liquidity and cash flows in future periods. Under our license agreements with our research institution partners, we are required to make payments upon successful completion and achievement of certain milestones as well as royalty payments upon sales of products covered by such licenses. The payment obligations under the license fees are recorded in accrued liabilities as such payments are not contingent on future events. The remaining payment obligations under the license agreements are contingent upon future events such as our achievement of specified development, clinical, regulatory, and commercial milestones. To the extent that the timing of these future milestone payments is not known, we have not included these fees in our condensed balance sheet as of September 30, 2023.

Critical accounting policies and significant judgments and estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material.

There have been no material changes to our critical accounting estimates from those described under our “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” included in our Prospectus, except that from the effectiveness date of our registration statement on Form S-1 (File No. 333-275113), we have a publicly traded stock price and no longer require common stock valuations.

Emerging growth company and smaller reporting company status

We are an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act of 2012 (the JOBS Act). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

We are also a “smaller reporting company” as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We have elected to take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as the market value of our voting and non-voting common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our voting and non-voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter .

Recent accounting pronouncements

See Note 2 to our condensed financial statements included in Item 1 of this Quarterly Report on Form 10-Q for more information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company, as defined by Rule 12b-2 under the Securities and Exchange Act of 1934, as amended (the Exchange Act) and in Item 10(f)(1) of Regulation S-K, and are not required to provide the information under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2023, management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, solely as a result of the material weakness in our internal control over financial reporting described below, as of September 30, 2023, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There are no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control financial reporting.

In preparing the financial statements as of and for the year ended December 31, 2022, we identified control deficiencies in the design and operation of our internal control over financial reporting that constituted material weaknesses, which remain unremediated as of September 30, 2023. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

The material weaknesses identified in our internal control over financial reporting related to: (i) an insufficient complement of personnel with an appropriate level of technical knowledge to create the proper environment for effective internal control over financial reporting, (ii) the lack of an effective risk assessment process, (iii) the lack of formalized processes and control activities to support the appropriate segregation of duties over the review of account reconciliations and journal entries and (iv) the lack of monitoring and communication of control processes and relevant accounting policies and procedures.

To remediate these material weaknesses, we are in the process of implementing measures designed to improve our internal control over financial reporting.

While we believe that these efforts will improve our internal control over financial reporting, the design and implementation of our remediation is ongoing and will require validation and testing of the design and operating effectiveness of our internal controls over a sustained period of financial reporting cycles. The actions that we are taking are subject to ongoing senior management review, as well as audit committee oversight. We will not be able to conclude whether the steps we are taking will fully remediate the material weaknesses in our internal control over financial reporting until we have completed our remediation efforts and subsequent evaluation of their effectiveness.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to any material legal proceedings. From time to time, we may, however, in the ordinary course of business become involved in legal proceedings. Regardless of outcome, litigation could have a material adverse effect on us due to defense and settlement costs, diversion of management resources, negative publicity, reputational harm and other factors, and there can be no assurances that favorable outcomes will be obtained.

Item 1A. Risk Factors.

RISK FACTORS

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes from the risk factors disclosed in our prospectus dated November 13, 2023 filed by us with the SEC pursuant to Rule 424(b)(4) under the Securities Act, relating to our registration statement on Form S-1 (File No. 333-275113) (the Prospectus). Any of these factors could result in a significant or material adverse effect on our result of operations or financial conditions. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)
Recent Sales of Unregistered Securities.

In July 2023, we issued and sold an aggregate of 3,381,941 shares of our series A-1 redeemable convertible preferred stock, par value $0.001 per share, to the purchasers listed on Exhibit A of the Series A Preferred Stock Purchase Agreement at a purchase price of $13.57 per share, for an aggregate price of approximately $45.9 million

(b)
Use of Proceeds.

On November 9, 2023, our registration statement on Form S-1 (File No. 333- 275113) relating to our IPO of common stock became effective. The IPO closed on November 14, 2023 at which time we issued 18,750,000 shares of common stock at a public offering price of $15.00 per share and on November 21, 2023, we issued and sold 2,512,181 additional shares of our common stock to the underwriters of the IPO pursuant to the partial exercise of their option to purchase additional shares. We received net proceeds of approximately $291.3 million, after deducting the underwriting discounts, commissions and offering expenses. None of the expenses associated with the IPO were paid to directors, officers, persons owning 10% or more of any class of equity securities, or to our affiliates. J.P. Morgan Securities LLC, Jefferies LLC, Cowen and Company, LLC and Truist Securities, Inc. acted as joint book-running managers for the offering.

There has been no material change in the planned use of proceeds from the IPO from that described in the Prospectus.

(c)
Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On December 11, 2023, we entered into a lease (the Lease Agreement) with ARE-San Francisco No. 63, LLC, a Delaware limited liability company for 99,557 square feet of lab and office space in San Carlos, California. The lease is expected to commence in January 2024. The Lease Agreement has an initial term through March 31, 2031 and provides options to renew the lease for two additional three year terms. The total undiscounted lease payments related to the initial term of the lease are $45.7 million, of which no payments are due within 12 months.

The foregoing description of the Lease Agreement is qualified in its entirety by reference to Lease Agreement filed as Exhibit 10.1 hereto, which is incorporated herein by reference.

Item 6. Exhibits.

		Incorporated by Reference			Filed
Exhibit Number	Description	Form	Date	Number	Herewith
3.1	Amended and Restated Certificate of Incorporation, as amended, currently in effect.	8-K	11/14/2023	3.1
3.2	Bylaws, as amended, currently in effect.	8-K	11/14/2023	3.2
4.1	Reference is made to Exhibits 3.1 through 3.2				X
4.2	Form of Common Stock Certificate.	S-1/A	11/6/2023
10.1	Lease Agreement dated December 11, 2023 between ARE-San Francisco No. 63, LLC and CARGO Therapeutics, Inc.				X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2+	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

----------------------------------------------

+ This certification accompanies the Quarterly Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed "filed" by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARGO Therapeutics, Inc.

Date: December 13, 2023	By:	/s/ Gina Chapman
Gina Chapman
Chief Executive Officer

Date: December 13, 2023	By:	/s/ Anup Radhakrishnan
Anup Radhakrishnan
Chief Financial Officer