Form 10-Q
period 2024-03-31
CARGO Therapeutics, Inc.
filed 2024-05-14
CIK 1966494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to ____________

Commission File Number: 001-41859

CARGO Therapeutics, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	84-4080422
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
835 Industrial Road, Suite 400 San Carlos, California	94070
(Address of principal executive offices)	(Zip Code)

(650) 499-8950 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	CRGX	Nasdaq Global Select Market

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

As of May 8, 2024, the registrant had 39,375,963 shares of common stock, $0.001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward‑looking statements involve substantial risks, uncertainties and assumptions. All statements in this Quarterly Report on Form 10-Q, other than statements of historical fact, including, without limitation, statements regarding our strategy, future operations, future operating expenses, future financial position, future revenue, projected costs, prospects, plans, intentions, expectations, goals and objectives may be forward‑looking statements. The words “aim,” “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “should,” “would” or “will,” and similar expressions (including the negatives thereof) are intended to identify forward‑looking statements, although not all forward‑looking statements contain these identifying words. The forward-looking statements in this report include, but are not limited to, statements about:

•
the potential for adverse events, undesirable side effects or unexpected characteristics associated with any of our product candidates;
•
the timing of achieving our scientific, clinical, manufacturing, regulatory and/or other product development objectives;
•
the timing of our planned Investigational New Drug submissions (IND) to the Food and Drug Administration (FDA) for our product candidates, including firicabtagene autoleucel (firi-cel) (previously CRG-022);
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
•
our plans to research, develop and commercialize our product candidates, including firi-cel and CRG-023;
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
•
the potential effects of health epidemics, pandemics, other widespread outbreaks of contagious disease, such as COVID-19 and the post-COVID-19 environment, on our preclinical and clinical programs and business;
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

RISK FACTORS SUMMARY

Our business is subject to a number of risks of which you should be aware before making a decision to invest in our common stock. These risks are more fully described in the section titled “Risk Factors” in this Quarterly Report on Form 10-Q. These risks include, among others, the following:

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

v

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CARGO THERAPEUTICS, INC.

Condensed Balance Sheets

(in thousands, except share and per share data)

	March 31, 2024	December 31, 2023
	(Unaudited)	(Note 2)
Assets
Current assets:
Cash and cash equivalents	$81,526	$405,732
Marketable securities	294,387	—
Prepaid expenses and other current assets	4,036	3,745
Total current assets	379,949	409,477
Operating lease right-of-use assets	26,921	28,222
Restricted cash	567	567
Property and equipment, net	10,611	10,379
Other non-current assets	4,381	4,391
Total assets	$422,429	$453,036

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,169	$5,013
Accrued clinical and research and development expenses	10,462	7,242
Accrued expenses and other current liabilities	3,381	6,629
Operating lease liabilities, current	1,637	2,278
Total current liabilities	22,649	21,162
Operating lease liabilities, non-current	26,568	26,263
Other non-current liabilities	—	225
Total liabilities	49,217	47,650

Stockholders’ equity:
Common stock	39	41
Additional paid-in capital	554,409	550,491
Accumulated other comprehensive loss	(279)	—
Accumulated deficit	(180,957)	(145,146)
Total stockholders’ equity	373,212	405,386
Total liabilities and stockholders’ equity	$422,429	$453,036

The accompanying notes are an integral part of these unaudited condensed financial statements.

CARGO THERAPEUTICS, INC.

Condensed Statements of Operations and Comprehensive Loss

(unaudited, in thousands, except share and per share data)

	Three months ended March 31,
	2024	2023
Operating expenses:
Research and development	$30,503	$12,562
General and administrative	10,303	2,685
Total operating expenses	40,806	15,247
Loss from operations	(40,806)	(15,247)
Interest income	5,005	105
Interest expense	—	(1,604)
Net change in fair value of redeemable convertible preferred stock tranche obligations	—	(58)
Change in fair value of derivative liabilities	—	6,453
Loss on extinguishment of convertible notes	—	(2,316)
Other income (expense), net	(10)	(80)
Net loss	$(35,811)	$(12,747)
Other comprehensive loss:
Unrealized loss on marketable securities	(279)	—
Comprehensive loss	$(36,090)	$(12,747)
Net loss per share attributable to common stockholders, basic and diluted	$(0.87)	$(21.36)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	40,995,901	596,738

The accompanying notes are an integral part of these unaudited condensed financial statements.

CARGO THERAPEUTICS, INC.

Condensed Statements of Stockholders’ Equity

(unaudited, in thousands, except share data)

				Accumulated
	Common Stock		Additional Paid-In	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2023	41,205,551	$41	$550,491	$—	$(145,146)	$405,386
Exchange of common stock for pre-funded warrants	(1,842,499)	(2)	(23)	—		(25)
Exercise of stock options	5,595	—	26	—	—	26
Vesting of restricted stock	—	—	11	—	—	11
Stock-based compensation	—	—	3,904	—	—	3,904
Net loss	—	—	—	—	(35,811)	(35,811)
Other comprehensive loss	—	—	—	(279)	—	(279)
Balances at March 31, 2024	39,368,647	$39	$554,409	$(279)	$(180,957)	$373,212

The accompanying notes are an integral part of these unaudited condensed financial statements.

CARGO THERAPEUTICS, INC.

Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders’ Deficit

(unaudited, in thousands, except share data)

	Redeemable Convertible						Additional		Total
	Preferred Stock		Convertible Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances at December 31, 2022	—	$—	810,700	$1	1,091,800	$1	$11,761	$(46,999)	$(35,236)
Reclassification of Series Seed redeemable convertible preferred stock	810,700	9,830	(810,700)	(1)	—	—	(9,829)	—	(9,830)
Issuance of Series A-1 redeemable convertible preferred stock, net of issuance costs of $755 and convertible preferred stock tranche asset and liability of $7,317 on issuance	5,072,919	60,760	—	—	—	—	—	—	—
Issuance of Series A-2 redeemable convertible preferred stock upon conversion of convertible notes	3,229,851	35,576	—	—	—	—	—	—	—
Issuance of restricted stock	—	—	—	—	1,874	—	—	—	—
Vesting of restricted stock	—	—	—	—	—	—	18	—	18
Repurchase of restricted stock	—	—	—	—	(4,698)	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	31	—	31
Net loss	—	—	—	—	—	—	—	(12,747)	(12,747)
Balances at March 31, 2023	9,113,470	$106,166	—	$—	1,088,976	$1	$1,981	$(59,746)	$(57,764)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CARGO THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(unaudited, in thousands)

	Three months ended March 31,
	2024	2023
OPERATING ACTIVITIES
Net loss	$(35,811)	$(12,747)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,904	31
Amortization of operating lease right-of-use assets	1,301	470
Depreciation	553	213
Acquired in-process research and development	150	465
Net accretion on investments in marketable securities	(2,329)	—
Change in fair value of derivative liabilities	—	(6,453)
Loss on extinguishment of convertible notes	—	2,316
Noncash interest expense	—	1,604
Net change in fair value of redeemable convertible preferred stock tranche obligations	—	58
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(391)	969
Other non-current assets	10	(150)
Accounts payable	2,674	(2,700)
Accrued clinical and research and development expenses	3,275	2,970
Accrued expenses and other current liabilities	(3,146)	(758)
Operating lease liabilities	(336)	(351)
Net cash used in operating activities	(30,146)	(14,063)
INVESTING ACTIVITIES
Purchases of marketable securities	(292,337)	—
Purchase of property and equipment	(1,289)	(561)
Purchase of in-process research and development	(330)	(58)
Net cash used in investing activities	(293,956)	(619)
FINANCING ACTIVITIES
Proceeds from issuance of convertible notes, net of issuance costs - related party	—	2,212
Proceeds from issuance of convertible notes, net of issuance costs	—	1,286
Proceeds from issuance of redeemable convertible preferred stock and tranche obligations, net of issuance costs	—	68,077
Proceeds from exercise of stock options	26	—
Payment of deferred initial public offering costs	(105)	—
Payment of transaction costs for exchange of common stock for warrants	(25)	—
Net cash (used in) provided by financing activities	(104)	71,575
Net (decrease) increase in cash, cash equivalents and restricted cash	(324,206)	56,893
Cash, cash equivalents, and restricted cash at beginning of period	406,299	1,872
Cash, cash equivalents, and restricted cash at end of period	$82,093	$58,765
COMPONENTS OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
Cash and cash equivalents	$81,526	$58,765
Restricted cash	567	—
Total cash, cash equivalents, and restricted cash	$82,093	$58,765

CARGO THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(unaudited, in thousands)

	Three months ended March 31,
	2024	2023
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES
Exchange of common stock for pre-funded warrants	$37,600	$—
Conversion of convertible notes to shares of Series A-2 redeemable convertible preferred stock	$—	$35,576
Reclassification of shares of Series Seed redeemable convertible preferred stock to mezzanine equity	$—	$9,830
Purchase of property and equipment in accounts payable and accrued expenses and other current liabilities	$379	$1,048
In-process research and development costs in accounts payable, accrued expenses and other current liabilities, and other non-current liabilities	$993	$790

The accompanying notes are an integral part of these unaudited condensed financial statements.

CARGO THERAPEUTICS, INC.

Notes to Unaudited Condensed Financial Statements

1. Organization

Description of the business

CARGO Therapeutics, Inc. (the “Company”) was incorporated in the state of Delaware in December 2019 as Syncopation Life Sciences, Inc. and changed its name to CARGO Therapeutics, Inc. in September 2022. It is a clinical-stage biotechnology company positioned to advance next generation, potentially curative cell therapies for cancer patients. The Company’s programs, platform technologies, and manufacturing strategy are designed to directly address the key limitations of approved cell therapies, including limited durability of effect, suboptimal safety and unreliable supply. The Company’s lead program, firicabtagene autoleucel (firi-cel) (previously CRG-022), an autologous CD22 chimeric antigen receptor (“CAR”) T-cell therapy, has demonstrated robust safety, activity and manufacturability in clinical trials and is currently being studied in a potentially pivotal Phase 2 clinical trial for the treatment of large B-cell lymphoma (“LBCL”). The Company is also leveraging its proprietary cell engineering platform technologies to develop a pipeline of programs that incorporate multi-functional genetic “cargo” designed to enhance CAR T-cell persistence, as well as help safeguard against tumor resistance and T-cell exhaustion. The Company’s most advanced preclinical program, CRG-023, is a tri-specific CAR T product candidate that incorporates three distinct CARs to address either tumor antigen loss (e.g., CD19) or low-density antigen expression, loss of co-stimulation (e.g., CD2/CD58) and lack of T-cell persistence.

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

Initial Public Offering

On November 14, 2023, the Company closed its initial public offering (“IPO”), pursuant to which it issued and sold an aggregate of 18,750,000 shares of its common stock at a public offering price of $15.00 per share and on November 21, 2023, the Company issued and sold 2,512,181 additional shares of its common stock to the underwriters of the IPO pursuant to the partial exercise of their option to purchase additional shares, resulting in net proceeds of $291.0 million, after deducting underwriting discounts, commissions and other offering expenses. Upon the closing of the IPO, the Company’s 18,836,561 outstanding shares of redeemable convertible preferred stock then outstanding automatically converted into 18,836,561 shares of common stock. Following the closing of the IPO, no shares of redeemable convertible preferred stock were authorized or outstanding.

In connection with the closing of its IPO, on November 14, 2023, the Company’s certificate of incorporation was amended and restated to authorize 500,000,000 shares of common stock, par value $0.001 per share and 50,000,000 shares of preferred stock, par value of $0.001 per share.

CARGO THERAPEUTICS, INC.

Notes to Unaudited Condensed Financial Statements

Liquidity

Since inception, the Company has incurred significant operating losses and negative cash flows, and it expects that it will continue to incur losses and negative cash flows for the foreseeable future as it continues its research and development efforts, advances its product candidates through preclinical and clinical development, enhances its platforms and programs, expands its product pipeline, seeks regulatory approval, prepares for commercialization, hires additional personnel, protects its intellectual property and grows its business. As of and for the three months ended March 31, 2024, the Company had an accumulated deficit of $181.0 million, cash and cash equivalents and marketable securities of $375.9 million and negative cash flows from operations of $30.1 million. The Company believes its existing cash and cash equivalents and marketable securities will be sufficient to support operations for at least 12 months from the issuance of these unaudited condensed financial statements.

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

Unaudited interim condensed financial statements

The condensed balance sheet as of March 31, 2024 and the condensed statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for the three months ended March 31, 2024 and 2023 are unaudited. These unaudited condensed financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for the fair statement of the Company’s financial position, results of operations and cash flows for the interim periods presented. The condensed results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full year or for any other future annual or interim period. The condensed balance sheet as of December 31, 2023 included herein was derived from the audited financial statements as of that date. These condensed financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 21, 2024.

Marketable securities

The Company invests in marketable securities, primarily securities issued by the U.S. government and its agencies. All marketable securities have been classified as available-for-sale and are carried at estimated fair value as

CARGO THERAPEUTICS, INC.

Notes to Unaudited Condensed Financial Statements

determined based upon quoted market prices or pricing models for similar securities. Management determines the appropriate classification of its marketable debt securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company evaluates securities for impairment at the end of each reporting period. Factors considered in the evaluation include whether a decline in fair value below the amortized cost basis is due to credit-related factors or non-credit-related factors, the financial condition and near-term prospect of the issuer, and the Company’s intent and ability to hold the investment to allow for anticipated recovery in fair value. A credit-related impairment is recognized as an allowance on the balance sheet with a corresponding adjustment to earnings. Any impairment that is not credit-related is reported as a component of other comprehensive loss. Realized gains and losses are included in other income (expense), net. The cost of securities sold is based on the specific-identification method. Interest earned on marketable securities is included in interest income. Accrued interest on marketable securities is included in prepaid expenses and other current assets on the balance sheets.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent reporting period while the warrants are outstanding. The Company’s pre-funded warrants met all the criteria for equity classification and were recorded as a component of additional paid-in capital at their fair value on issuance.

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

Basic net loss per share attributable to common stockholders is computed using the weighted-average number of shares of common stock outstanding during the period excluding unvested restricted stock subject to repurchase. Basic net loss per share includes pre-funded warrants issued in January 2024 because the pre-funded warrants have a nominal exercise price of $0.001 per share and they were fully vested and exercisable upon their issuance. Diluted net loss per share attributable to common stockholders is computed using the sum of the weighted-average number of shares of common stock outstanding during the period and the effect of dilutive securities.

For periods when the Company’s redeemable convertible preferred stock was outstanding, the holders of such shares were contractually entitled to participate in dividends but not contractually required to participate in losses of the Company. Accordingly, in periods in which the Company reports a net loss, such losses are not allocated to such participating securities. As the Company was in a net loss position for the periods presented, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders because the effects of potentially dilutive securities are antidilutive.

Recently adopted accounting pronouncements

The Company has implemented all new accounting pronouncements, which are expected to have a material impact on its condensed financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial statements.

CARGO THERAPEUTICS, INC.

Notes to Unaudited Condensed Financial Statements

Recently issued accounting pronouncements not yet adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting—Improvements to Reportable Segment Disclosures. ASU 2023-07 requires disclosure of incremental segment information on an interim and annual basis and provides new segment disclosure requirements for entities with a single reportable segment. ASU 2023-07 is effective for all public companies for fiscal years beginning after December 15, 2023, and interim periods within fiscal periods beginning after December 15, 2024, and requires retrospective application to all prior periods presented in the financial statements. The Company adopted annual requirements under ASU 2023-07 on January 1, 2024 and plans to adopt interim requirements under ASU 2023-07 on January 1, 2025. The Company will begin including financial statement disclosures in accordance with ASU 2023-07 in its Annual Report on Form 10-K for the year ending December 31, 2024.

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

CARGO THERAPEUTICS, INC.

Notes to Unaudited Condensed Financial Statements

The following table presents the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy as of March 31, 2024:

	Valuation	Amortized	Unrealized	Unrealized	Fair
	Hierarchy	Cost	Gains	Losses	Value
		(in thousands)
Assets:
Cash equivalents:
Money market funds	Level 1	$60,437	$—	$—	$60,437
U.S Treasury securities	Level 2	17,492	—	—	17,492
U.S. government and agencies securities	Level 2	1,997	—	(1)	1,996
Total		$79,926	$—	$(1)	$79,925

Marketable securities:
U.S. Treasury securities	Level 2	$112,556	$—	$(50)	$112,506
U.S. government and agencies securities	Level 2	182,109	—	(228)	181,881
Total		$294,665	$—	$(278)	$294,387

Total assets		$374,591	$—	$(279)	$374,312

The Company’s marketable securities as of March 31, 2024 mature within a year.

The following table presents the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy as of December 31, 2023:

	Valuation	Amortized	Unrealized	Unrealized	Fair
	Hierarchy	Cost	Gains	Losses	Value
		(in thousands)
Assets:
Cash equivalents:
Money market funds	Level 1	$398,017	$—	$—	$398,017
Total		$398,017	$—	$—	$398,017

The valuation techniques used to measure the fair values of the Company’s Level 2 financial instruments, which generally have counterparties with high credit ratings, are based on quoted market prices when available. If quoted market prices are not available, the fair value for the security is estimated under the market or income approach using pricing models with market observable inputs.

During the three months ended March 31, 2024 and 2023, the Company did not recognize an allowance for credit-related losses or an other-than-temporary impairment charge for any of its investments.

4. Balance Sheet Components

Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following:

	March 31, 2024	December 31, 2023
	(in thousands)
Prepaid research and development	$674	$825
Interest receivable	998	316
Other receivables	1,423	1,423
Prepaid other	941	1,181
Total prepaid expenses and other current assets	$4,036	$3,745

CARGO THERAPEUTICS, INC.

Notes to Unaudited Condensed Financial Statements

Property and equipment, net

Property and equipment, net consisted of the following:

	March 31, 2024	December 31, 2023
	(in thousands)
Laboratory equipment	$9,660	$9,644
Furniture and fixtures	87	87
Computer equipment	723	593
Leasehold improvements	197	134
Construction in progress	2,409	1,833
Property and equipment at cost	13,076	12,291
Less: accumulated depreciation	(2,465)	(1,912)
Property and equipment, net	$10,611	$10,379

Depreciation expense for the three months ended March 31, 2024 and 2023 was $0.6 million and $0.2 million, respectively.

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31, 2024	December 31, 2023
	(in thousands)
Accrued compensation and related expenses	$1,713	$5,391
Accrued purchases of property and equipment	116	112
Accrued deferred offering costs related to the initial public offering	—	95
Other	1,552	1,031
Total accrued expenses and other current liabilities	$3,381	$6,629

5. Leases

In December 2023, the Company entered into a 7-year lease for 99,557 square feet of lab and office space in San Carlos, California. The agreement provides for two options to renew for three years each, which the Company is not reasonably certain to exercise. The Company is required to maintain a letter of credit for $0.6 million which has been classified as non-current restricted cash on the unaudited condensed balance sheets.

The Company also leases 31,117 square feet of lab and office space in San Mateo, California which expires in November 2024. The Company was a sublessor in two agreements for a combined 2,300 square feet of the Company’s leased premises which expired in May 2023 and October 2023.

CARGO THERAPEUTICS, INC.

Notes to Unaudited Condensed Financial Statements

The future payments associated with the Company’s operating lease liabilities as of March 31, 2024 were as follows:

Amount
(in thousands)
2024 (remaining nine months)	$1,703
2025	4,676
2026	7,224
2027	7,441
Thereafter	25,784
Total undiscounted lease payments	46,828
Less: imputed interest	(18,623)
Total operating lease liabilities	$28,205

A summary of total lease costs and other information for the periods relating to the Company’s operating leases was as follows:

	Three months ended March 31,
	2024	2023
	(in thousands)
Operating lease cost	$2,249	$563
Variable lease cost	227	129
Sublease income	—	(80)
Total lease cost	$2,476	$612

	March 31, 2024	December 31, 2023
Other information:
Weighted-average remaining lease term (in years)	6.6	6.7
Weighted-average discount rate	13.6%	13.6%

Supplemental cash flow and noncash information related to the Company’s operating leases was as follows:

	Three months ended March 31,
	2024	2023
	(in thousands)
Cash flows from operating activities:
Cash paid for amounts included in the measurement of lease liabilities	$1,285	$451
Right-of-use assets obtained in exchange for lease obligations:
Total right-of-use assets capitalized	$—	$2,291

CARGO THERAPEUTICS, INC.

Notes to Unaudited Condensed Financial Statements

6. Common stock

Common stock issued and outstanding on the unaudited condensed balance sheets and statements of stockholders’ equity includes shares related to restricted stock that are subject to repurchase and therefore are excluded from the reserved common stock in the table below.

The Company’s reserved common stock, on an as-converted basis for issuance was as follows:

	March 31, 2024	December 31, 2023
Common stock options issued and outstanding under the Plan	5,448,276	3,720,455
Common stock issuable upon exercise of pre-funded warrants	1,842,499	—
Remaining shares available for issuance under the Plan	4,220,719	3,893,858
Remaining shares available for issuance under the ESPP	798,780	386,725
Total reserved common stock	12,310,274	8,001,038

Pre-funded Warrants – Exchange Agreement

In January 2024, the Company entered into an exchange agreement (the “Exchange Agreement”), with certain stockholders (the “Exchanging Stockholders”), pursuant to which the Company exchanged an aggregate of 1,842,499 shares of the Company’s common stock owned by the Exchanging Stockholders for pre-funded warrants to purchase an aggregate of 1,842,499 common stock. The warrants have an exercise price of $0.001 per share and no expiration date. The pre-funded warrants are exercisable immediately and no additional consideration was rendered in the exchange. Holders of the pre-funded warrants (together with their affiliates and other attribution parties) may not exercise any portion of a pre-funded warrant if after giving effect to such exercise the holder, together with its affiliates, would beneficially own more than 9.99% (the “Exercise Limitation”) of the Company’s outstanding common stock immediately after exercise. At the holders’ election, the Exercise Limitation may be increased or decreased to any other percentage not in excess of 9.99% and will be effective 61 days after notice of such change to the Company.

The Company determined the fair value of the pre-funded warrants issued was $37.6 million which was equal to the fair value of the shares of the exchanged common stock.

7. Stock-Based Compensation

2023 Incentive Award Plan

In November 2023, the Company's board of directors adopted the 2023 Incentive Award Plan (the “2023 Plan”). On January 1, 2024, the shares of common stock authorized for issuance under the 2023 Plan increased by 2,060,277 shares and as of March 31, 2024, a total of 4,220,719 shares of common stock were available for future issuance under the 2023 Plan.

CARGO THERAPEUTICS, INC.

Notes to Unaudited Condensed Financial Statements

Stock options

Stock option activity for the three months ended March 31, 2024 was as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	3,720,455	$7.61	9.49	$57,821
Granted	1,831,369	25.08
Exercised	(5,595)	4.59
Cancelled and forfeited	(97,953)	12.46
Outstanding at March 31, 2024	5,448,276	$13.40	9.37	$53,607
Vested and expected to vest, March 31, 2024	5,448,276	$13.40	9.37	$53,607
Exercisable at March 31, 2024	460,603	$8.42	8.23	$6,604

Aggregate intrinsic value in the above table is calculated as the difference between the exercise price of the options and the Company’s estimated fair value of its common stock as of March 31, 2024 and December 31, 2023.

The aggregate intrinsic value of options exercised during the three months ended March 31, 2024 was $0.1 million. The estimated weighted-average grant-date fair value of options granted during the three months ended March 31, 2024 was $20.40 per share. No options were granted or exercised during the three months ended March 31, 2023. As of March 31, 2024, there was $52.3 million of unrecognized stock-based compensation related to stock options, which is expected to be recognized over a weighted-average period of 3.5 years.

Restricted stock awards

The following table summarizes the Company’s restricted stock activity.

	Number of Awards	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2023	239,699	$0.93
Vested	(55,501)	1.01
Unvested as of March 31, 2024	184,198	$0.91

No restricted stock was issued or repurchased during the three months ended March 31, 2024. The Company issued 1,874 shares of restricted stock and repurchased 4,698 shares or restricted stock during the three months ended March 31, 2023.

The purchase price of the restricted stock awards is the fair value of common stock as determined by the board of directors at the issuance date. The shares generally vest monthly over four years from the grant date.

The Company recorded $0.1 million as a share repurchase liability for restricted stock awards in accrued expenses and other current liabilities on the unaudited condensed balance sheets as of March 31, 2024 and December 31, 2023.

As of March 31, 2024, unrecognized stock-based compensation expense related to outstanding unvested restricted stock awards was $49,000, which is expected to be recognized over a weighted-average period of 2.0 years.

CARGO THERAPEUTICS, INC.

Notes to Unaudited Condensed Financial Statements

Stock‑based compensation expense

Total stock-based compensation expense recorded in the unaudited condensed statements of operations and comprehensive loss was as follows:

	Three months ended March 31,
	2024	2023
	(in thousands)
General and administrative	$2,240	$16
Research and development	1,664	15
Total stock-based compensation expense	$3,904	$31

The estimated grant-date fair value of awards granted was calculated based on the following assumptions:

Three months ended March 31,
2024
Expected term (in years)	5.9 - 6.1
Expected volatility	100.3% - 104.1%
Expected dividend	—
Risk-free interest rate	4.2% - 4.3%

There were no awards granted during the three months ended March 31, 2023.

Employee Stock Purchase Plan

On November 14, 2023, the Company's board of directors adopted the 2023 Employee Stock Purchase Plan (the “ESPP”) which became effective immediately. On January 1, 2024, the number of shares of common stock authorized for issuance under the ESPP increased automatically by 412,055 shares and as of March 31, 2024, a total of 798,780 shares were available for future issuance under the ESPP. There were no shares issued under the ESPP during the three months ended March 31, 2024.

8. License and Research and Development Agreements

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

As consideration for the licenses granted under the Stanford License, the Company made an upfront payment of $50,000 and issued 67,605 shares of its common stock with a fair value of $0.1 million, of which 22,317 shares were issued to Stanford University, 27,100 shares were issued to two non-profit organizations that supported the research, and 18,188 shares were issued to various Stanford University inventors. The Company determined that the purchase of the licenses under the Stanford License represented an asset acquisition as it did not meet the definition of a business. As the acquired licenses represented in-process research and development (“IPR&D”) assets with no alternative future use, the Company recorded the upfront consideration of $0.2 million as research and development expense in August 2022, upon entering into the Stanford License. No research and development expense pursuant to the Stanford License was recorded during both the three months ended March 31, 2024 and 2023.

CARGO THERAPEUTICS, INC.

Notes to Unaudited Condensed Financial Statements

In addition to annual license maintenance fees of up to $0.1 million per year, the Company may be required to pay up to $7.5 million for sales milestone payments, up to $4.0 million in development milestone payments for each product covered by licensed patent rights upon initiation of specific clinical trials or receipt of regulatory approvals, up to $50,000 in a milestone payment upon achievement of commercial milestone event, up to $0.5 million in a milestone payment upon achievement of certain additional milestone events, and a double-digit percentage in milestone payments on the first two licensed non-patent products and, subject to certain royalty reductions, as applicable, low single-digit percentage royalties on net sales of products that are covered by the licensed patent rights or licensed technology. Subject to the terms of the Stanford License, the Company also agreed to pay Stanford University a certain percentage of non-royalty sublicense-related revenue that the Company receives from third-party sublicenses.

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

As consideration for the license granted under the Oxford Agreement, the Company paid an upfront license fee of $0.2 million. The Company determined that the purchase of the license under the Oxford Agreement represented an asset acquisition as it did not meet the definition of a business. As the acquired license represented IPR&D assets with no alternative future use, the Company recorded the upfront payment of $0.2 million as research and development expense in June 2022.

In March 2024, the Company entered into an amendment to the Oxford Agreement pursuant to which Oxford and the Company agreed to an amended royalty payment structure for certain lentiviral vectors manufactured by Oxford. Under the firi-cel program the Company may be obligated to pay up to an aggregate amount of $4.8 million in regulatory and commercial milestones. This includes reduced regulatory and commercial milestones for the firi-cel program, as part of the amendment. In addition, the Company is no longer obligated to pay earned royalties on net sales of licensed products manufactured by Oxford under its firi-cel program and remains obligated to pay an earned royalty at low single-digit percentages of net sales of licensed products under its firi-cel program that are manufactured by an affiliate or a third party. Under its CRG-023 program, the Company may be obligated to pay up to an aggregate amount of $9.5 million in additional target fees, regulatory and commercial milestones and pay an earned royalty at low single-digit percentages of net sales.

No research and development expense related to the license was recorded during both the three months ended March 31, 2024 and 2023.

Unless terminated earlier, the Oxford Agreement will expire when no further payments are due to Oxford. The Company can terminate the agreement at will upon advance written notice and may be subject to certain manufacturing slot cancellation fees.

National Cancer Institute

In March 2022, the Company entered into an exclusive license agreement (the “2022 NCI License”) with the U.S. Department of Health and Human Services, as represented by The National Cancer Institute (“NCI”), pursuant to which the Company obtained a worldwide, royalty-bearing, exclusive license under certain patent rights to make, use, sell, offer for sale, and import certain autologous products covered by such licensed patents in the field of CAR-T immunotherapies for the treatment of B-cell malignancies that express CD22, and a non-sublicensable exclusive license for evaluation purposes only to make, use, and import, but not sell, certain allogenic products and to practice

CARGO THERAPEUTICS, INC.

Notes to Unaudited Condensed Financial Statements

processes in the field of certain CAR-T immunotherapies for the treatment of B-cell malignancies that express CD22 for evaluation purposes, with an exclusive option to negotiate a non-exclusive or exclusive commercialization license. In March 2024, Company exercised its right to extend the exclusive option one time for an additional year and paid an extension royalty of $50,000.

As consideration for the licenses granted under the 2022 NCI License, the Company is required to pay the NCI a non-refundable license fee of $0.6 million, of which $0.2 million was paid in 2022, $0.1 million was paid in 2023 and $0.2 million was paid in March 2024, and the remaining balance of $0.1 million is payable on the third anniversary of the effective date of the agreement. The Company accrued the non-refundable upfront fees of $0.4 million upon entering into the 2022 NCI License. Non-refundable upfront fees of $0.1 million were accrued in accrued expenses and other current liabilities as of both March 31, 2024 and December 31, 2023, and as of December 31, 2023 $0.2 million, is classified as other non-current liabilities on the unaudited condensed balance sheet. The Company determined that the purchase of the license under the 2022 NCI License represented an asset acquisition as it did not meet the definition of a business. As the acquired license represented IPR&D assets with no alternative future use, the Company recorded the initial consideration of $0.6 million under the 2022 NCI License as research and development expense in March 2022, upon entering into the 2022 NCI License. The Company recorded research and development expense of $0.1 million related to the minimum annual royalty, the option extension fee and the achievement of certain development milestones for each of the three months ended March 31, 2024 and 2023.

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

As consideration for the licenses granted under the 2023 NCI License, the Company agreed to pay the NCI a non-refundable license fee of $0.3 million in three installments whereby the first installment was payable within 60 days of the execution of the agreement and the remaining two payments are due on the first and second anniversaries of the effective date of the agreement. Additionally, the Company agreed to reimburse the NCI for $0.1 million in

CARGO THERAPEUTICS, INC.

Notes to Unaudited Condensed Financial Statements

expenses incurred by the NCI prior to January 1, 2022 related to the preparation, filing, prosecution, and maintenance of all patent applications and patents included in the license under the 2023 NCI License. The Company determined that the purchase of the license under the 2023 NCI License represented an asset acquisition as it did not meet the definition of a business. As the acquired license represented IPR&D assets with no alternative future use, upon entering the 2023 NCI License in February 2023, the Company recorded the initial consideration of $0.4 million under the 2023 NCI License, consisting of the non-refundable upfront fees, as research and development expense. The Company accrued these amounts upon entering into the 2023 NCI License, of which $0.1 million was classified as accrued expenses and other current liabilities on the unaudited condensed balance sheet as of March 31, 2024 and the remaining $0.3 million was paid as of March 31, 2024. The Company recorded research and development expense of $50,000 and $0.4 million related to the minimum annual royalty, the license issue royalty, the reimbursement of past patent application expenses during the three months ended March 31, 2024 and 2023, respectively.

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

CARGO THERAPEUTICS, INC.

Notes to Unaudited Condensed Financial Statements

9. Net Loss Per Share

A reconciliation of net loss attributable to common stockholders and the number of shares in the calculation of basic and diluted loss per share was as follows:

	Three months ended March 31,
	2024	2023
	(in thousands, except share and per share amounts)
Numerator:
Net loss attributable to common stockholders	$(35,811)	$(12,747)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	40,995,901	596,738
Net loss per share attributable to common stockholders, basic and diluted	$(0.87)	$(21.36)

The following potentially dilutive shares were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive (on an as-converted basis):

	March 31,
	2024	2023
Redeemable convertible preferred stock, as converted	—	9,113,470
Outstanding stock options	5,448,276	167,882
Restricted stock awards subject to repurchase	184,198	462,197
Total	5,632,474	9,743,549

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with the unaudited condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and related notes thereto for the year ended December 31, 2023, included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission, or the SEC, on March 21, 2024. This discussion and analysis contains forward-looking statements based upon current beliefs, plans, and expectations related to future events and our future performance that involves risks, uncertainties, and assumptions, such as statements regarding our intentions, plans, objectives, and expectations for our business. Our actual results and the timing of selected events could differ materially from those discussed in the forward-looking statements as a result of several factors including those set forth in the section titled “Risk Factors.” See also the section titled “Special Note Regarding Forward-Looking Statements”.

Overview

We are a clinical-stage biotechnology company uniquely positioned to advance next generation, potentially curative cell therapies for cancer patients. Our programs, platform technologies, and manufacturing strategy are designed to directly address the limitations of approved chimeric antigen receptor (CAR) T-cell therapies. A CAR is an engineered protein that is delivered into T cells, enabling recognition and destruction of cancer cells. We believe the limitations of approved autologous CAR T- cell therapies include limited durability of effect, safety concerns and unreliable supply. Our lead program, firicabtagene autoleucel (firi-cel) (previously CRG-022), is an autologous (derived from a patient’s cells) T-cell product candidate expressing a CD22 CAR that is designed to enable the detection of B-cell lymphoma tumor cells. The underlying CAR, which we exclusively licensed, was studied by Stanford University (Stanford) in a Phase 1 clinical trial in patients with large B-cell lymphoma (LBCL) whose disease relapsed or was refractory (R/R) to CD19 CAR T-cell therapy. On the basis of the results from the clinical trial, we are evaluating firi-cel in a potentially pivotal Phase 2 clinical trial in patients with LBCL whose disease is R/R to CD19 CAR T-cell therapy. We also plan to evaluate firi-cel in patients at earlier stages of disease, including LBCL and other hematologic malignancies. Beyond our lead program, we are leveraging our proprietary cell engineering platform technologies to develop a pipeline of programs that incorporate multiple transgene therapeutic “cargo” designed to enhance CAR T-cell persistence, as well as to help safeguard against tumor resistance and T-cell exhaustion. Our most advanced preclinical program, CRG-023, is a tri-specific CAR T product candidate that incorporates three distinct CARs to address either tumor antigen loss (e.g., CD19) or low-density antigen expression, loss of co-stimulation (e.g., CD2/CD58) and lack of T-cell persistence. Our founders are pioneers and world-class experts in CAR T-cell therapy, and our team has significant experience and success developing, manufacturing, launching and commercializing oncology and cell therapy products. We aim to become a fully integrated, leading cell therapy company. Together, we are united in our mission to outsmart cancer and deliver more cures for patients.

(1)
Based on data from the Phase 1 clinical trial conducted by Stanford and pending data from our ongoing Phase 2 clinical trial in R/R LBCL – post CD19 CAR T, we are in discussions with the FDA on the initiation of a Phase 2 program in LBCL – CAR T naïve without completing earlier clinical trials in LBCL – CAR T-naïve patients.

* firicabtagene autoleucel

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

Our net loss was $35.8 million and $12.7 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $181.0 million and cash and cash equivalents and marketable securities of $375.9 million. Based on our current operating plans, we estimate that our existing cash and cash equivalents and marketable securities as of March 31, 2024 will be sufficient to meet our working capital and capital expenditures into 2026. We have based this estimate on our current assumptions, which may prove to be wrong, and we may exhaust our available capital resources sooner than we expect.

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

To date, we have funded our operations primarily with the proceeds from the sale and issuance of our convertible preferred stock and convertible notes as well as the sale and issuance of our common stock in our IPO. We do not have any products approved for sale and have not generated any revenue from product sales since our inception. We do not expect to generate revenue from any product candidates that we develop until we obtain regulatory approval for one or more of such product candidates and commercialize our products or enter into collaboration agreements with third parties. Because of the numerous risks and uncertainties associated with therapeutic product development, we may never achieve or sustain profitability and, unless and until we are able to develop and commercialize our product candidates, we will need to continue to raise substantial additional capital. Until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to fund our operations through public or private equity offerings or debt financings, credit or loan facilities, potentially other capital sources, such as collaboration or licensing arrangements with third parties or other strategic transactions, or a combination of one or more of these funding sources. If we are unable to obtain adequate funding as and when needed, or on attractive terms, we could be required to significantly delay, reduce or eliminate some or all of our research and development activities, product portfolio expansion or commercialization efforts, out-license intellectual property rights to our product candidates, sell unsecured assets, or scale back or terminate our pursuit of new strategic arrangements and transactions, or a combination of the above, any of which may have a material adverse effect on our business, results of operations, financial condition and/or our ability to fund our scheduled obligations on a timely basis or at all. See the subsection titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and capital resources” below.

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

Research and development expenses

Our research and development expenses consist of direct costs, including manufacturing and technical operations, preclinical and clinical fees paid to CROs, supplies, health authority filings, technology licenses and in-process research and development (IPR&D) assets as well as indirect costs consisting of employee-related costs and allocated facilities and other operating costs.

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
•
the timing of licensing milestone payments related to development, regulatory, manufacturing and commercial events;
•
manufacturing success with patient materials;
•
the receipt of regulatory approvals from applicable regulatory authorities;
•
mitigation/responses to potential health authority questions, and/or inspections;
•
the timing, receipt and terms of any marketing approvals from applicable regulatory authorities;
•
the outcome of interactions with the FDA and other non-U.S. health authorities that may require extension or modification of our potentially pivotal Phase 2 clinical trial;
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

General and administrative expenses

Our general and administrative expenses consist primarily of employee-related costs and expenses for outside services, including legal, human resources, audit, and accounting services, as well as facilities and other operating costs not included in research and development expenses. We expect that our general and administrative expenses will increase for the foreseeable future to support our expanding headcount and operations, and as we advance our product candidates through clinical development. We also expect to continue to incur additional costs associated with operating as a public company, including increased expenses related to legal, audit, accounting, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance costs, investor and public relations costs, and other administrative and professional services.

Interest income

Interest income includes interest income earned on our cash, cash equivalents, marketable securities, and restricted cash and non-cash interest income related to accretion of the discount on marketable securities.

Interest expense

Interest expense primarily consisted of accrued interest, amortization of debt discounts and issuance costs related to our convertible notes that were settled in February 2023.

Net change in fair value of redeemable convertible preferred stock tranche obligations

The net change in fair value of redeemable convertible preferred stock tranche obligations consists of measurement gains or losses recorded on subsequent remeasurement of the redeemable convertible preferred stock tranche asset and liability related to our Series A-1 redeemable convertible preferred stock. We remeasured the fair value of the redeemable convertible preferred stock tranche asset and liability until their settlement in July and October 2023, respectively, upon issuance of the second and third tranche of Series A-1 redeemable convertible preferred stock.

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

Other income (expense), net

Other income (expense), net consists primarily of costs allocated to the redeemable preferred stock tranche obligations issued in connection with Series A-1 redeemable convertible preferred stock issued in February 2023 and foreign currency gains and losses.

Results of operations

Comparison of the three months ended March 31, 2024 and 2023

Our results of operations for each of the periods indicated are summarized in the table below (in thousands):

	Three months ended March 31,
	2024	2023	Change
Operating expenses:
Research and development	$30,503	$12,562	$17,941
General and administrative	10,303	2,685	7,618
Total operating expenses	40,806	15,247	25,559
Loss from operations	(40,806)	(15,247)	(25,559)
Interest income	5,005	105	4,900
Interest expense	—	(1,604)	1,604
Net change in fair value of redeemable convertible preferred stock tranche obligations	—	(58)	58
Change in fair value of derivative liabilities	—	6,453	(6,453)
Loss on extinguishment of convertible notes	—	(2,316)	2,316
Other income (expense), net	(10)	(80)	70
Net loss	$(35,811)	$(12,747)	$(23,064)

Research and development expenses

	Three months ended March 31,
	2024	2023	Change
	(in thousands)
Direct costs:
Manufacturing and technical operations	$13,711	$5,997	$7,714
Preclinical and clinical	3,023	776	2,247
Consultants and other outside services	1,223	433	790
License fees	150	465	(315)
Indirect costs:
Employee-related costs	8,395	3,522	4,873
Facilities and other operating costs	4,001	1,369	2,632
Total research and development expenses	$30,503	$12,562	$17,941

Research and development expenses were $30.5 million and $12.6 million for the three months ended March 31, 2024 and 2023, respectively. The $17.9 million increase in research and development expenses during this period was primarily due to:

•
$7.7 million increase in manufacturing and technical operations costs, as well as increases in preclinical and clinical costs of $2.2 million and consultants and other outside services costs of $0.8 million, primarily related to the continued development of firi-cel through our Phase 2 clinical trial which was initiated in the third quarter of 2023;
•
$4.9 million increase in employee-related costs due to increased headcount on our research and development teams to support our development efforts, including a $1.6 million increase in stock-based compensation expense for research and development employees; and
•
$2.6 million increase in facilities and other operating costs primarily related to our new facility lease that was entered into in December 2023, depreciation expense related to more lab equipment in use in 2024 and increased allocated overhead as a result of our continued growth.

The above increases in research and development expenses were partially offset by a $0.3 million decrease in license fees primarily related to accrual of upfront fees in the three months ended March 31, 2023 upon entering into the 2023 NCI License, with no comparable new licenses entered in the three months ended March 31, 2024.

General and administrative expenses

	Three months ended March 31,
	2024	2023	Change
	(in thousands)
Employee-related costs	$5,474	$1,324	$4,150
Outside services	3,597	1,179	2,418
Facilities and other operating costs	1,232	182	1,050
Total general and administrative expenses	$10,303	$2,685	$7,618

General and administrative expenses were $10.3 million and $2.7 million for the three months ended March 31, 2024 and 2023, respectively. The $7.6 million increase in general and administrative expenses during this period was primarily due to:

•
$4.2 million increase in employee-related costs due to higher headcount in our finance and administrative personnel, including a $2.2 million increase in stock-based compensation expense for general and administrative employees;
•
$2.4 million increase in outside services costs related to legal, accounting and audit costs, as well as an increase in outsourced human resource services; and
•
$1.1 million increase in facilities and other operating costs primarily related to our facility lease that was entered into in December 2023 and software license fees incurred in 2024.

Interest Income

Interest income was $5.0 million and $0.1 million in the three months ended March 31, 2024 and 2023, respectively. The $4.9 million increase was primarily due to higher interest income from our cash, cash equivalents, restricted cash and marketable securities as a result of higher balances during the three months ended March 31, 2024 as a result of our IPO in November 2023.

Interest expense

Interest expense was $1.6 million in the three months ended March 31, 2023 related to our convertible notes that were settled through conversion in February 2023. There was no interest expense recorded in the three months ended March 31, 2024.

Net change in fair value of redeemable convertible preferred stock tranche obligations

The net change in fair value of redeemable convertible preferred stock tranche obligations related to our Series A Agreement executed in February 2023 was a net loss of $0.1 million in the three months ended March 31, 2023 primarily due the increase in the fair value of the tranche obligation liability that was settled in October 2023 due to the change in the fair value of the underlying shares of our Series A-1 redeemable convertible preferred stock. The fair value of the tranche obligation asset that was settled in July 2023 did not materially change in the period.

Change in fair value of derivative liabilities

The change in fair value of derivative liabilities associated with our convertible notes was a gain of $6.5 million in the three months ended March 31, 2023. This change was primarily due to the conversion of our convertible notes into shares of Series A-2 redeemable convertible preferred stock in February 2023.

Loss on extinguishment of convertible notes

The loss on extinguishment of convertible notes was $2.3 million in the three months ended March 31, 2023. In February 2023, the convertible notes were converted into shares of our Series A-2 redeemable convertible preferred stock at a conversion price of $10.18 per share, which exceeded the carrying value of the convertible notes and embedded derivative liabilities at the time, and resulted in a loss upon extinguishment.

Other income (expense), net

Other income (expense), net was $10,000 and $80,000 in the three months ended March 31, 2024 and 2023, respectively, primarily due to costs incurred and allocated to the redeemable preferred stock tranche obligations issued in connection with Series A-1 redeemable preferred stock issued in February 2023.

Liquidity and capital resources

Since our inception, we have funded our operations primarily with the proceeds from the sale and issuance of common stock from our initial public offering, sale and issuance of convertible preferred stock and convertible notes. To date, we have incurred significant losses and negative cash flows from operations. As of March 31, 2024, we had available cash and cash equivalents and marketable securities of $375.9 million, which were available to fund operations, and an accumulated deficit of $181.0 million.

We expect to continue to incur significant operating losses in the foreseeable future to support our planned continued development of one or more of our product candidates. Based on our current operating plans, we estimate that our existing cash and cash equivalents and marketable securities as of March 31, 2024 will be sufficient to meet our working capital and capital expenditure needs into 2026. We have based this estimate on our current assumptions, which may prove to be wrong, and we may exhaust our available capital resources sooner than we expect.

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
•
addressing any potential supply chain interruptions or delays; and
•
the timing, receipt and amount of sales of any future approved or cleared products, if any.

We do not have any products approved for sale and have not generated any revenue from product sales since our inception. We do not expect to generate revenue from any product candidates that we develop until we obtain regulatory approval for one or more of such product candidates and commercialize our products or enter into collaboration agreements with third parties. Because of the numerous risks and uncertainties associated with product development, we may never achieve or sustain profitability and, unless and until we are able to develop and commercialize our product candidates, we will need to continue to raise substantial additional capital. Based upon our current operating plans, we believe that our existing cash and cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements through at least the next 12 months following the issuance of our condensed financial statements. However, until such time as we can generate significant product revenue, if ever, we expect to fund our operations through public or private equity offerings or debt financings, creditor loan facilities, potentially other capital sources, such as collaborations or licensing arrangements with third parties or other strategic transactions, or a combination of one or more of these funding sources. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We expect to continue to expend significant resources for the foreseeable future.

If we raise additional capital through the sale of equity or convertible debt securities, ownership interest may be materially diluted, and the terms of such securities could include liquidation or other preferences that adversely affect your rights as a common stockholder. If we raise additional capital through debt or preferred equity financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as restricting our operations and limiting our ability to incur liens, issue additional debt, pay dividends, repurchase our common stock, make certain investments, or engage in merger, consolidation, licensing or asset sale transactions. If we raise funds through collaborations, license agreements, strategic transactions or other similar arrangements with third parties, we may be required to grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. There are no assurances that we will be successful in obtaining an adequate level of financing to support our business plans when needed on acceptable terms, or at all. If we are unable to obtain adequate funding as and when needed, or on attractive terms, we could be required to significantly delay, reduce or eliminate some or all of our research and development activities, product portfolio expansion or commercialization efforts, out-license intellectual property rights to our product candidates, sell unsecured assets, or scale back or terminate our pursuit of new strategic arrangements and transactions, or a combination of the above, any of which may have a material adverse effect on our business, results of operations, financial condition and/or our ability to fund our scheduled obligations on a timely basis or at all. Our ability to continue as a going concern is dependent upon our ability to successfully accomplish these plans and secure sources of financing and ultimately attain profitable operations.

Cash flows

Our cash flows for each of the periods indicated are summarized in the table below (in thousands):

	Three months ended March 31,
	2024	2023
Cash used in operating activities	$(30,146)	$(14,063)
Cash used in investing activities	(293,956)	(619)
Cash (used in) provided by financing activities	(104)	71,575
Net (decrease) increase in cash, cash equivalents and restricted cash	$(324,206)	$56,893

Operating activities

Cash used in operating activities of $30.1 million for the three months ended March 31, 2024 was primarily attributable to our net loss of $35.8 million, partially offset by $3.7 million in non-cash adjustments and a $2.0 million decrease in our working capital. Non-cash adjustments consisted primarily of $3.9 million in stock-based compensation, $1.3 million in amortization of right-of-use assets, $0.6 million in depreciation and $0.2 million in acquisition of in-process research and development primarily related to achievement of certain development milestones, partially offset by $2.3 million in net accretion on marketable securities. The $2.0 million decrease in working capital is primarily due to a $3.3 million increase in accrued clinical, research and development expense, and a $2.7 million increase in accounts payable driven by increased research and development expenses mainly related to manufacturing and technical operations, preclinical and clinical outside services and employee-related expenses, partially offset by a $3.2 million decrease in accrued expenses and other current liabilities primarily due to payment of the accrued annual bonus, a $0.4 million increase in prepaid expenses and other current assets and a $0.4 million decrease in operating lease liabilities.

Cash used in operating activities of $14.1 million for the three months ended March 31, 2023 was primarily attributable to our net loss of $12.7 million, $1.3 million in non-cash adjustments and a $0.1 million increase in our working capital. Non-cash adjustments consisted primarily of a $6.5 million gain from the change in fair value of derivative liabilities related to our convertible notes, partially offset by a $2.3 million loss on extinguishment related to an amendment and conversion of our outstanding convertible notes into shares of our Series A-2 redeemable preferred stock in February 2023, $1.6 million in noncash interest expense primarily related to additional issuances of our convertible notes, $0.5 million in amortization of right-of-use assets, $0.5 million in acquisition of in-process research and development primarily related to upfront fees accrued upon entering into the 2023 NCI License and fees incurred related to achievement of certain development milestones, $0.2 million in depreciation and $0.1 million from the net change in fair value of tranche obligations related to our Series A-1 redeemable convertible preferred stock. The $0.1 million increase in working capital is primarily due to a $2.7 million decrease in accounts payable driven by the timing of payments, and a $0.8 million decrease in accrued expenses and other current liabilities primarily due to payment of the accrued annual bonus, a $0.4 million decrease in operating lease liabilities and a $0.2 million increase in other assets primarily related to a deposit paid for clinical trial services, partially offset by a $3.0 million increase in accrued clinical and research and development expense driven by increased research and development expenses mainly related to contract manufacturing services, preclinical and clinical outside services and personnel expenses and a $1.0 million decrease in prepaid expenses and other current assets.

Investing activities

Cash used in investing activities of $294.0 million for the three months ended March 31, 2024 consisted of $292.3 million in purchases of marketable securities, $1.3 million in purchases of equipment for our research and development activities, as well as, leasehold improvements and purchase of furniture for our new offices, and $0.3 million from the purchase of in-process research and development comprised of fees paid related to our license agreements.

Cash used in investing activities of $0.6 million for the three months ended March 31, 2023 consisted of $0.5 million in purchases of equipment for our research and development activities and $0.1 million from the purchase of in-process research and development comprised of fees paid related to our license agreements.

Financing activities

Cash used in financing activities of $0.1 million for the three months ended March 31, 2024 consisted of payments for deferred initial public offering costs.

Cash provided by financing activities of $71.6 million for the three months ended March 31, 2023 primarily consisted of $68.1 million in net proceeds from issuance of Series A-1 redeemable convertible preferred stock and $3.5 million in net proceeds from issuance of convertible notes payable, of which $2.2 million was from related parties.

Off-balance sheet arrangements

We currently do not have, and did not have during the periods presented, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Contractual obligations and commitments

Leases

We have entered into lease arrangements for facilities, which comprise of office and laboratory space, through March 31, 2031. As of March 31, 2024, our total fixed lease payment obligations outstanding are $46.8 million, of which $1.7 million is payable within 12 months.

License agreements

Our contractual obligations are expected to affect our liquidity and cash flows in future periods. Under our license agreements with our research institution partners, we are required to make payments upon successful completion and achievement of certain milestones as well as royalty payments upon sales of products covered by such licenses. The payment obligations under the license fees are recorded in accrued liabilities as such payments are not contingent on future events. The remaining payment obligations under the license agreements are contingent upon future events such as our achievement of specified development, clinical, regulatory, and commercial milestones. To the extent that the timing of these future milestone payments is not known, we have not included these fees in our condensed balance sheet as of March 31, 2024.

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

There have been no material changes to our critical accounting estimates from those described under our “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2024, management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, solely as a result of the material weakness in our internal control over financial reporting described below, as of March 31, 2024, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There are no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control financial reporting.

In preparing the financial statements as of and for the year ended December 31, 2022, we identified control deficiencies in the design and operation of our internal control over financial reporting that constituted material weaknesses, which remain unremediated as of March 31, 2024. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

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

Item 1A. Risk Factors.

Investing in shares of our common stock involves a high degree of risk. You should carefully consider the following risks and uncertainties, as well as the other information contained in this Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, before making investment decisions regarding our common stock. The risks described below are not the only ones facing us. The occurrence of any of the following risks, or of additional risks and uncertainties not presently known to us or that we currently believe to be immaterial, could materially and adversely affect our business, financial condition, reputation or results of operations. In such case, the trading price of shares of our common stock could decline, and you may lose all or part of your investment.

Risks related to our limited operating history, financial condition and need for additional capital

We are a clinical-stage biotechnology company and have incurred significant losses since our inception, and we expect to incur losses for the foreseeable future. We have no products approved for commercial sale and may never achieve or maintain profitability.

We are a clinical-stage biotechnology company with a limited operating history. Biotechnology product development is a highly speculative undertaking and involves a substantial degree of risk. We have incurred significant losses since our inception in December 2019, have no products approved for commercial sale, have not generated any revenue from product sales, have financed our operations principally through private placements of convertible preferred stock, convertible promissory notes and our initial public offering of our common stock and expect to incur significant losses for the foreseeable future. We expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Our net loss was $35.8 million and $12.7 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $181.0 million. Our losses have resulted principally from expenses incurred in connection with our research and development activities, including our clinical and preclinical development activities, as well as the buildout of our platform technologies such as our CD2 platform, and from general and administrative costs associated with our operations.

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

We are a clinical-stage biotechnology company with a limited operating history upon which you can evaluate our business and prospects. Since our inception in December 2019, we have devoted substantially all of our resources and efforts to building our organization, in-licensing technologies, building our platform technologies, identifying and developing potential product candidates, preparing for, and as the case may be, initiating clinical trials and preclinical studies, developing manufacturing processes and methods, devising and implementing processes for transferring technology and manufacturing processes to a network of third-party manufacturing sites, ensuring supply of critical reagents and final products to support the clinical trials and eventually commercialization, organizing and staffing our company, business planning, establishing, maintaining and protecting our intellectual property portfolio, raising capital and providing general and administrative support for these operations. All of our product candidates are in either clinical development or in preclinical stages of development, and we have not yet demonstrated our ability to successfully complete any late-stage or registrational clinical trials, obtain regulatory approvals, manufacture a commercial scale product or arrange for a third-party to do so on our behalf or conduct sales and marketing activities necessary for successful product commercialization. Additionally, we expect our financial condition and operating results to continue to fluctuate significantly from period to period due to a variety of factors, many of which are beyond our control. Consequently, any predictions you may make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

Developing biotechnology products, including conducting clinical trials and preclinical studies, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception, and our expenses will continue to increase in connection with our ongoing activities, particularly as we conduct our ongoing and planned preclinical studies and clinical trials of, and seek regulatory approval for, our current product candidates and future product candidates we may develop or otherwise acquire. In addition, as our product candidates progress through development and toward commercialization, we will need to make milestone payments to the licensors and other third parties from whom we have in-licensed our product candidates or certain proprietary products used in the manufacturing of our clinical products, including The Board of Trustees of the Leland Stanford Junior University (Stanford University), The National Cancer Institute (the NCI) and Oxford Biomedica. Even if one or more of our product candidates is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate, including manufacturing and supply costs, as well as costs associated with establishing a sales and end-to-end supply chain management infrastructure. To date, we have funded our operations principally through private financings and our recently completed initial public offering. We expect our expenses to continue to increase in connection with our ongoing activities, particularly as we continue the clinical and preclinical development and manufacturing of our product candidates, continuing to develop and enhance our platform technologies, commence additional clinical trials and preclinical studies and continue to identify and develop additional product candidates.

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
•
addressing any potential interruptions or delays resulting from factors related to health epidemics, pandemics, other widespread outbreaks of contagious disease, and adverse political events such as government shutdowns;
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

In connection with our license agreements, we entered into arrangements whereby the counterparties to such agreements are entitled to substantial contingent consideration payments upon the occurrence of certain events. For example, under the terms of our license agreement with Stanford University, in addition to the annual license maintenance fees of up to $0.1 million per year, we may also be required to pay up to $12.0 million in milestone payments upon achievement of specific intellectual property, clinical, regulatory and commercial milestone events. In addition, under this license agreement we will be obligated to pay low single-digit percentage royalties on net sales. We are also obligated to pay Stanford University a percentage of non-royalty revenue received by us from our right to sublicense at defined percentages.

In addition, under the terms of our license agreement with Oxford Biomedica for the manufacture and supply of lentiviral vectors for clinical and potentially commercial purposes, we may also be required to pay up to $14.3 million if certain development, regulatory and commercial milestones are achieved under our firi-cel and CRG-023 programs. Additionally, we are obligated to pay low single-digit percentage royalties on net sales of products generated under the Oxford Agreement. Further, under the terms of our license agreements we entered into with the NCI in 2022 and 2023, pursuant to which we obtained exclusive worldwide, royalty-bearing licenses under certain patent rights to research, develop and commercialize products covered by such licensed patents, we may be required to pay up to $18.0 million and up to $17.8 million in milestone payments upon achievement of specific intellectual property, and clinical and commercial milestone events, respectively, and low single-digit percentage royalties on net sales of products incorporating the licensed patent rights from the NCI. Additionally, under the terms of each license agreement with the NCI, in the event we are granted a priority review voucher (PRV), we would be obligated to pay the NCI a minimum of $5.0 million upon the sale, transfer or lease of the PRV or $0.5 million upon submission of the PRV for use by the FDA.

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

See the section titled “Business — License agreements” in our Annual Form 10-K for the year ended December 31, 2023 for additional information regarding these agreements.

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
•
if we are required to supplement our clinical development plans to include additional clinical trials or studies, such as the addition of a double-blind, placebo-controlled, randomized study of firi-cel;
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
•
addressing any potential interruptions or delays resulting from factors related to health epidemics, pandemics, other widespread outbreaks of contagious disease, and adverse political events such as government shutdowns;
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

We have experienced rapid growth since our inception in December 2019, and expect to continue to grow in the future. For example, as of December 31, 2019, we had no full-time employees and, as of March 31, 2024, we had grown to approximately 123 full-time employees. In addition, we have developed a broad portfolio of product candidates and discovery programs that includes one product candidate in a potentially pivotal Phase 2 clinical trial. We expect continued growth in the number of our employees and the scope of our operations, particularly as we continue our current and future clinical trials and preclinical studies, initiate and conduct IND-enabling studies and build out our clinical operations, as well as our platform technologies.

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

We have estimated and may in the future estimate, the timing of the accomplishment of various scientific, clinical, manufacturing, regulatory and other product development objectives. These milestones have and may in the future include our expectations regarding the commencement or completion of clinical trials and preclinical studies, data readouts, the submission of regulatory filings, the receipt of regulatory approval or the realization of other commercialization objectives. The achievement of many of these milestones may be outside of our control. All of these milestones are based on a variety of assumptions, including assumptions regarding capital resources, constraints and priorities, progress of and results from development activities and the receipt of key regulatory approvals or actions, any of which may cause the timing of achievement of the milestones to vary considerably from our estimates. If we fail to achieve announced milestones in the expected timeframes, the commercialization of our product candidates may be delayed, our credibility may be undermined, our business and results of operations may be harmed and the trading price of our common stock may decline.

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

The biotechnology and pharmaceutical industries are highly competitive and subject to significant and rapid technological change. Our success is highly dependent on our ability to discover, develop and obtain regulatory approval for new and innovative products on a cost-effective basis and to market them successfully. In doing so, we face and will continue to face intense competition from a variety of organizations, including large pharmaceutical and biotechnology companies, academic institutions, government agencies and other public and private research organizations. These organizations may have significantly greater resources than we do and conduct similar research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and marketing of products that compete with our product candidates. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries.

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

Certain license agreement counterparties currently conduct clinical trials under their own INDs, which could generate unknown or unexpected clinical results outside of our control.

Certain of our license agreement counterparties continue to conduct clinical trials with an investigative candidate with the same CAR sequence as firi-cel. In addition, the Phase 1 trial of firi-cel is ongoing, with the investigators on such trial continuing to release cuts of clinical data at different time points. If either of these activities generate unforeseen or unexpected efficacy or safety data, we may need to refer to such data in our regulatory filings, or otherwise disclose this information, which could harm our business or regulatory strategy if the data are negative. In addition, we do not anticipate being able to incorporate any prior firi-cel data from studies conducted under third-party INDs in future regulatory filings. As a result, we may need to conduct additional clinical trials and could be limited in the scope of the labels we pursue, among other adverse consequences. The consequences of any of the foregoing could be costly to us and otherwise harm our business.

The estimates of market opportunity and forecasts of market growth included in our SEC filings or press releases may prove to be smaller than we believe, and even if the markets in which we compete achieve the forecasted growth, our business may not grow at similar rates, or at all.

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

Our business is subject to risks arising from health epidemics, pandemics, other widespread outbreaks of contagious disease, including COVID-19.

Significant outbreaks of contagious diseases and other adverse public health developments pose the risk that we or our employees, contractors, including our CROs, CDMOs, suppliers and other partners may be prevented from conducting business activities for an indefinite period of time, including due to spread of the disease within these groups or due to shutdowns that may be requested or mandated by governmental authorities. For example, COVID-19 and the post-COVID environment, including supply chain, labor market and other disruptions, as well as volatility in the global financial markets, in each case driven by the pandemic, have affected segments of the global economy and our operations. The continued spread of disease and the measures taken by the governments of countries affected could, in addition to disrupting our clinical trials, adversely impact other aspects of our business and operations. In addition, health pandemics and epidemics, such as COVID-19, could continue to produce significant and prolonged disruption of or volatility in global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. The extent to which health epidemics, pandemics, other widespread outbreaks of contagious disease impacts our results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact. Furthermore, the COVID-19 pandemic, the post-COVID environment or any future pandemic or other outbreak of contagious disease could exacerbate the other risks described in this section.

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

To the extent that we enter into collaboration agreements with respect to marketing, sales or end-to-end supply chain management, our product revenue may be lower than if we directly marketed or sold any approved products. Such collaborative arrangements with partners may place the commercialization of our products outside of our control and would make us subject to a number of risks, including that we may not be able to control the amount or timing of resources that our collaborative partner devotes to our products, that our collaborator may not comply with legal and regulatory requirements, or that our collaborator may not have a willingness or ability to complete its obligations, and our obligations under our arrangements may be adversely affected by business combinations or significant changes in our collaborator’s business strategy.

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
•
possible write-offs or impairment charges relating to acquired businesses or joint ventures; and
•
challenges resulting from health epidemics, pandemics, other widespread outbreaks of contagious disease, including the COVID-19 pandemic and the post-COVID-19 environment, making it more difficult to integrate acquisitions into our business.

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

Any such security compromise or other event that leads to actual or suspected, or is alleged to lead to, unauthorized access, use, or disclosure of Confidential Information, including personal information regarding our clinical trial subjects or employees, could also harm our reputation directly, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, expose us to enforcement actions and investigations by regulatory authorities, and potentially result in regulatory penalties and fines or mandatory corrective action, and otherwise subject us to liability and proceedings (such as class actions), including under laws and regulations that protect the privacy and security of personal information, and/or significant incident response, system restoration or remediation and future compliance costs, which could adversely affect our results of operations, business or financial condition.

Further, we rely on third-party service providers and technologies to operate critical business systems to process Confidential Information in a variety of contexts, including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email, and other functions. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award.

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

Preclinical and clinical drug development is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the preclinical study or clinical trial process, including due to factors that are beyond our control. The historical failure rate for product candidates in our industry is high. It is not uncommon to observe results in clinical trials that are unexpected based on preclinical studies and early clinical trials, and many product candidates fail in clinical trials despite very promising early results. For example, although we believe the results from Stanford University’s Phase 1 clinical trial of its CD22 CAR T-cell therapy under its own IND support further development of this product candidate, there is no guarantee we will observe similar results in our ongoing Phase 2 clinical trial of firi-cel being conducted under our own IND due to a variety of factors which we do not have control over. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and regulatory authorities may not agree with the conclusions we draw from our clinical trials and preclinical studies. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies.

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
•
if we are required to supplement our clinical development plans to include additional clinical trials or studies, such as the addition of a double-blind, placebo-controlled, randomized study of firi-cel as part of the potentially pivotal Phase 2 clinical trial;
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

In December 2023, we announced the dosing of the first seven patients in our Phase 2 clinical trial of our lead product candidate, firi-cel, in patients with R/R LBCL whose disease has progressed after CD19-directed CAR T-cell therapy. We have only recently initiated our first clinical trial of firi-cel and have not successfully completed the test of our product candidates in clinical trials, including our lead program firi-cel. Specifically, while the firi-cel CAR has been included in CD22 CAR T-cell products dosed in more than 120 patients in separate clinical trials conducted by Stanford University and the NCI, these trials were designed and conducted by third parties. Further, we also did not control the preclinical development of firi-cel, which was conducted by Stanford University and NCI. As a result of the foregoing, there are certain aspects of these clinical trials which could lead to our Phase 2 clinical trial producing different results. For example, it is possible that patients dosed in the Phase 1 clinical trial conducted by Stanford are different than those dosed in our Phase 2 clinical trial. If that were to occur, the results we receive in our Phase 2 clinical trial may be different, such as a lower complete response rate and overall response rate as well as a shorter median survival, than what was observed in the Phase 1 clinical trial conducted by Stanford University. Different results may require us to augment our clinical development plans, which could be costly, or could result in us abandoning the development of firi-cel. The occurrence of either event would harm our business.

In addition, we have changed the manufacturing process of firi-cel in an effort to improve manufacturing yields and efficiency. These improvements are reflected in the firi-cel being used in our potentially pivotal Phase 2 clinical trial and in December 2023, we successfully manufactured firi-cel and dosed our first seven patients. While we have conducted comparability analysis of our firi-cel to the CAR T therapy used in the Stanford study and concluded that the two are comparable, we cannot assure you that such comparability will result in the outcome in our Phase 2 clinical trial being consistent with the outcome observed in the Stanford University conducted Phase 1 clinical trial. In such case, additional clinical and/or CMC development work may be required to address the differences in the outcome, which could delay, prevent or impair our development or potential commercialization efforts.

If our Phase 2 clinical trial results are not consistent with the results from the Phase 1 clinical trial conducted by Stanford University, the development of firi-cel may be adversely impacted, which could harm our business, operating results, prospects or financial condition.

Further, while we received allowance to proceed from the FDA in connection with our IND for firi-cel, which included our comprehensive package to establish the comparability of our intended commercial process to the process used for the Stanford clinical trial, we cannot assure you going forward that the FDA will agree with our claim of comparability and the sufficiency of the data to support it, or agree with our ability to reference the preclinical, manufacturing or clinical data generated by the Stanford clinical trial even if we receive a right of reference from Stanford. If so, the FDA may require us to obtain and submit additional preclinical, manufacturing or clinical data before we may initiate further clinical trials and/or obtain any regulatory approvals. Any of these occurrences may harm our business, financial condition and prospects.

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

We may in the future seek accelerated approval for one or more of our product candidates. Under the accelerated approval program, the FDA may grant accelerated approval to a product candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign or other measure that is thought to predict clinical benefit but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit.

The accelerated approval pathway may be used in cases in which the advantage of a new biologic over available therapy may not be a direct therapeutic advantage but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional confirmatory studies to verify and describe the biologic’s clinical benefit. If such post-approval studies fail to confirm the biologic’s clinical benefit or are not completed in a timely manner, the FDA may withdraw its approval of the biologic on an expedited basis. Under the Food and Drug Omnibus Reform Act of 2022, the FDA was provided new statutory authority to mitigate potential risks to patients from continued marketing of ineffective drugs previously granted accelerated approval. Under these provisions, the FDA may require a sponsor of a product seeking accelerated approval to have a confirmatory trial underway prior to such approval being granted.

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

We may seek Breakthrough Therapy designations for firi-cel and our product candidates where we believe the clinical data support such designation. A “Breakthrough Therapy” is defined as a drug or biologic that is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition, where preliminary clinical evidence indicates that the drug or biologic may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For product candidates that have been designated as Breakthrough Therapies, increased interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Biologics designated as Breakthrough Therapies also receive the same benefits associated with the FDA’s Fast Track designation program, including eligibility for rolling review of a submitted BLA, if the relevant criteria are met.

Although we have not applied for or received Breakthrough Therapy Designation in connection with our IND for firi-cel, Stanford University has received Breakthrough Therapy designation from the FDA for its CD22 CAR T-cell therapy candidate for, following fludarabine and cyclophosphamide, the treatment of adult patients with relapsed or refractory large B cell lymphoma after CD19-directed CAR T-cell therapy. Although Stanford University’s CD22 CAR T is an earlier, comparable version of firi-cel, our firi-cel program will not receive the benefits of this designation until and unless we obtain the rights to Stanford University’s IND for the program and the FDA agrees to transfer the designation to our IND for firi-cel, or until we otherwise request and obtain such designation from the FDA with respect to our IND for firi-cel. We cannot assure you that the FDA will agree with our claim of comparability and the sufficiency of the data to support it, or agree with our ability to reference the preclinical, manufacturing or clinical data generated by the Stanford clinical trial even if we obtain a right of reference from Stanford. If the FDA disagrees, there may be limitations on the inclusion of Phase 1 data in any potential product label.

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

The FDA’s and other regulatory authorities’ policies may change, and additional government regulations may be promulgated or other events could occur that could prevent, limit or delay marketing authorization of any product candidates we develop. We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may be subject to enforcement action and we may not achieve or sustain profitability.

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

Most significantly, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (IRA) into law. This statute marks the most significant action by Congress with respect to the pharmaceutical industry since adoption of the ACA in 2010. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation; and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update its guidance documents as these programs are implemented. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, even though this part of the IRA remains subject to ongoing legal challenges. The impact of the IRA on the pharmaceutical industry and our business cannot yet be fully determined but is likely to be significant. Additional drug pricing proposals could appear in future legislation.

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

We are exposed to the risk of employee fraud or other misconduct. We cannot ensure that our compliance controls, policies and procedures will in every instance protect us from acts committed by our employees, agents, contractors or collaborators that would violate the laws or regulations of the jurisdictions in which we operate, including, without limitation, employment, foreign corrupt practices, trade restrictions and sanctions, environmental, competition and patient privacy and other privacy laws and regulations. Misconduct by employees could include failures to comply with FDA regulations, provide accurate information to the FDA, comply with manufacturing standards we may establish, comply with federal and state healthcare fraud and abuse laws and regulations, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, labeling, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. We are also exposed to risks in connection with any insider trading violations by employees or others affiliated with us. We adopted a code of conduct and an insider trading policy applicable to all of our employees, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations.

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

Certain patents and patent applications relating to our product candidates, platform technologies or certain products used in the manufacturing of our clinical products are owned or controlled by certain of our licensors, including Stanford University, the NCI and Oxford. In some circumstances, we may not have the right to control the preparation, filing, prosecution, maintenance and defense of patent applications or patents covering technology that we license from third parties. In such circumstances, our licensors generally have rights to file, prosecute, maintain and defend the licensed patents in their name, generally with our right to comment on such filing, prosecution, maintenance and defense, with some obligation for the licensor to consider or incorporate our comments. We generally have the first right to enforce our exclusively licensed patent rights against third parties, although our ability to settle such claims often requires the consent of the licensor. If our licensors or any future licensees having rights to file, prosecute, maintain and defend our patent rights fail to conduct these activities for patents or patent applications covering any of our product candidates, including due to the impact of health epidemics, pandemics, or other widespread outbreaks of contagious disease, including the COVID-19 pandemic and the post-COVID-19 environment, on our licensors’ business operations, our ability to develop and commercialize those product candidates may be adversely affected and we may not be able to prevent competitors from making, using or selling competing products. We cannot be certain that such activities by our licensors have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents or other intellectual property rights. Pursuant to the terms of the license agreements with some of our licensors, the licensors may have the right to control enforcement of our licensed patents or defense of any claims asserting the invalidity of these patents and, even in the circumstances where we have the right to pursue such enforcement or defense, we cannot ensure the cooperation of our licensors. We cannot be certain that our licensors will allocate sufficient resources or prioritize their or our enforcement of such patents or defense of such claims to protect our interests in the licensed patents. Even if we are not a party to these legal actions, an adverse outcome could harm our business because it might prevent us from continuing to license intellectual property that we may need to operate our business. In addition, even when we have the right to control patent prosecution of licensed patents and patent applications, enforcement of licensed patents or defense of claims asserting the invalidity of those patents, we may still be adversely affected or prejudiced by actions or inactions of our licensors and their counsel that took place prior to or after our assuming control. This could cause us to lose rights in any applicable intellectual property that we in-license, and as a result our ability to develop and commercialize product candidates may be adversely affected and we may be unable to prevent competitors from making, using and selling competing products.

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

Obtaining and enforcing patents is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications or maintain and/or enforce patents that may issue based on our patent applications, at a reasonable cost or in a timely manner, including as a result of health epidemics, pandemics, or other widespread outbreaks of contagious disease, including the COVID-19 pandemic and the post-COVID-19 environment impacting our or our licensors’ operations. It is also possible that we will fail to identify patentable aspects of our research and development results before it is too late to obtain patent protection. Although we enter into non-disclosure and confidentiality agreements with parties who have access to patentable aspects of our research and development output, such as our employees, corporate collaborators, outside scientific collaborators, contract research organizations, contract manufacturers, consultants, advisors and other third parties, any of these parties may breach these agreements and disclose such results before a patent application is filed, thereby jeopardizing our ability to seek patent protection.

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

Recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents once obtained. Depending on decisions by Congress, the federal courts, the USPTO and the relevant law-making bodies in other countries, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. For example, in a series of cases, the U.S. Supreme Court held that certain claims, including those to diagnostic methods and companion diagnostics are not drawn to patent eligible subject matter under the Patent Act (Mayo Collaborative Services v. Prometheus Laboratories, Inc. (2012); Assoc. for Molecular Pathology v. Myriad Genetics, Inc. (2013); Alice Corp. v. CLS Bank International (2014)). In addition, the U.S. Supreme Court has held that certain claims covering a genus of antibodies do not satisfy either the enablement or the written description requirement of the Patent Act (Amgen Inc. et al. v. Sanofi et al. (2023)). Although we do not believe that any of the patents owned or licensed by us will be found invalid based on these decisions, we cannot predict how their interpretation and future decisions by Congress, the federal courts or the USPTO may impact the value of our patents and may diminish our ability to protect our inventions, maintain and enforce our intellectual property rights; and, more generally, may affect the value of our intellectual property, including the narrowing of the scope of our patents and any that we may license.

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

In addition, the stock market in general and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the trading price of our common stock, regardless of our actual operating performance. If the trading price of our common stock does not exceed the initial public offering price, you may not realize any return on, and may lose some or all of, your investment. In addition, because of the potential volatility of our stock price, we may become the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business.

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
•
impact from health epidemics, pandemics, or other widespread outbreaks of contagious disease, including the COVID-19 pandemic and the post-COVID-19 environment, on us or third parties with which we engage; and
•
changes in general global market, political and economic conditions.

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

We have identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In preparing the financial statements as of and for the year ended December 31, 2022, management identified it had not fully maintained components of the COSO framework, a system for establishing internal controls, which constituted material weaknesses. Specifically, the control deficiencies related to: (i) an insufficient complement of personnel with an appropriate level of technical knowledge to create the proper environment for effective internal control over financial reporting, (ii) the lack of an effective risk assessment process, (iii) the lack of formalized processes and control activities to support the appropriate segregation of duties over the review of account reconciliations and journal entries and (iv) the lack of monitoring and communication of control processes and relevant accounting policies and procedures.

These material weaknesses resulted in adjustments to the financial statements.

To remediate these material weaknesses, we are in the process of implementing measures designed to review and document financial processes and controls, formalizing policies and procedures to improve our internal controls over financial reporting, as well as hiring of qualified resources to the finance department, including supervisory roles. As of March 31, 2024, these material weaknesses have not yet been remediated.

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

Our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates own a significant majority of our outstanding voting stock as of March 31, 2024. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Sales of a substantial number of shares of our common stock by our existing stockholders in the public market could cause our stock price to fall.

Our common stock price could decline as a result of sales of a large number of shares of common stock in the public market or the perception that these sales could occur. In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our existing equity compensation plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, future lock-up agreements and Rule 144 under the Securities Act of 1933, as amended, or the Securities Act and Rule 701 under the Securities Act. These sales, or the perception that these sales may occur, might also make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate.

In addition, certain holders of our common stock have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or our other stockholders. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the market price of our common stock.

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

•
the last day of the fiscal year in which we have at least $1.235 billion in annual revenue;
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

From time to time, the global credit and financial markets have experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that future deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment, political unrest, or continued unpredictable and unstable market or other macroeconomic or geopolitical conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn, which could directly affect our ability to attain our operating goals on schedule and on budget.

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

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (U.S. GAAP), requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, as provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2023. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our financial statements include but are not limited to stock-based compensation and evaluation of acquisitions of assets and other similar transactions as well as clinical trial accruals. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our common stock.

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

Changes to tax laws or regulations in the jurisdictions in which we operate, or in the interpretation of such laws or regulations, could significantly increase our effective tax rate, and otherwise have a material adverse effect on our financial condition. In addition, other factors or events, including business combinations and investment transactions, changes in stock-based compensation, changes in the valuation of our deferred tax assets and liabilities, adjustments to taxes upon finalization of various tax returns or as a result of deficiencies asserted by taxing authorities, increases in expenses not deductible for tax purposes, changes in available tax credits, changes in transfer pricing methodologies, other changes in the apportionment of our income and other activities among tax jurisdictions and changes in tax rates, could also increase our effective tax rate. Our tax filings are subject to review or audit by the U.S. Internal Revenue Service (IRS) and state, local and foreign taxing authorities. We may also be liable for taxes in connection with businesses we acquire. Our determinations are not binding on the IRS or any other taxing authorities, and accordingly the final determination in an audit or other proceeding may be materially different than the treatment reflected in our tax provisions, accruals and returns. An assessment of additional taxes because of an audit could harm our business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)
Recent Sales of Unregistered Securities

In July 2023, we issued and sold an aggregate of 3,381,941 shares of our series A-1 redeemable convertible preferred stock, par value $0.001 per share, to the purchasers listed on Exhibit A of the Series A Preferred Stock Purchase Agreement at a purchase price of $13.57 per share, for an aggregate price of approximately $45.9 million.

In October 2023, we issued and sold an aggregate of 6,341,150 shares of our Series A-1 redeemable convertible preferred stock, par value $0.001 per share, to the purchasers listed on Exhibit A of the Series A Preferred Stock Purchase Agreement at a purchase price of $13.57 per share, for net proceeds of approximately $86.0 million.

In January 2024, we issued pre-funded warrants to purchase 1,842,499 shares of common stock at an exercise price of $0.001 per share in exchange for 1,842,499 shares of our common stock. The issuance of such warrants was exempt from the registration requirements of the Securities Act, pursuant to Section 3(a)(9) of the Securities Act, involving an exchange of securities exchanged by the issuer with its existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange. No underwriters were involved in this issuance of shares.

(b)
Use of Proceeds

On November 9, 2023, our registration statement on Form S-1 (File No. 333-275113) (the Prospectus) relating to our initial public offering (IPO) became effective.

There has been no material change in the planned use of proceeds from the IPO from that described in the Prospectus.

(c)
Issuer Repurchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(c) Insider Adoption or Termination of Trading Arrangements

The following table describes for the quarterly period ended March 31, 2024 each trading arrangement for the sale or purchase of Company securities adopted or terminated by our directors and officers that is either (1) a contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), or a "Rule 10b5-1 trading arrangement", or (2) a "non-Rule" 10b5-1 trading arrangement" (as defined in Item 408(c) of Regulation S-K):

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
Gina Chapman (Chief Executive Officer)	Adoption (March 23, 2024)	Rule 10b5-1 trading arrangement	Sale	Until June 27, 2025, or such earlier date upon which all transactions are completed or expire without execution	Up to 150,000 shares
Anup Radhakrishnan (Chief Financial Officer)	Adoption (March 28, 2024)	Rule 10b5-1 trading arrangement	Sale	Until June 30, 2025, or such earlier date upon which all transactions are completed or expire without execution	Up to 81,000 shares
Shishir Gadam (Chief Technical Officer)	Adoption (March 25, 2024)	Rule 10b5-1 trading arrangement	Sale	Until June 20, 2025, or such earlier date upon which all transactions are completed or expire without execution	Up to 69,000 shares

Item 6. Exhibits.

		Incorporated by Reference			Filed
Exhibit Number	Description	Form	Date	Number	Herewith
3.1	Amended and Restated Certificate of Incorporation, as amended, currently in effect.	8-K	11/14/2023	3.1
3.2	Bylaws, as amended, currently in effect.	8-K	11/14/2023	3.2
4.1	Reference is made to Exhibits 3.1 through 3.2				X
4.2	Form of Common Stock Certificate.	S-1/A	11/6/2023
10.1	Amendment No. 1 to License and Supply Agreement, dated June 24, 2022, by and between CARGO Therapeutics, Inc. and Oxford Biomedica (UK) Limited.				X
10.2	Exchange Agreement, dated January 12, 2024, by and between CARGO Therapeutics, Inc. and the Investors listed therein, and Form of Warrant				X
31.1+	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2+	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

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

CARGO Therapeutics, Inc.

Date: May 14, 2024	By:	/s/ Gina Chapman
Gina Chapman
Chief Executive Officer

Date: May 14, 2024	By:	/s/ Anup Radhakrishnan
Anup Radhakrishnan
Chief Financial Officer