Form 10-Q
period 2024-06-30
CARGO Therapeutics, Inc.
filed 2024-08-12
CIK 1966494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 8, 2024, the registrant had 45,904,634 shares of common stock, $0.001 par value per share, outstanding.

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
•
the timing of our planned Investigational New Drug (IND) application submissions to the United States Food and Drug Administration (FDA) for our product candidates, including firicabtagene autoleucel (firi-cel) (previously CRG-022);
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
•
our plans to research, develop and, if approved, commercialize our product candidates, including firi-cel and CRG-023;
•
the timing of commencement of future preclinical studies and clinical trials and research and development programs;
•
our ability to acquire, discover, develop and advance product candidates into, and successfully complete, clinical trials;
•
our ability to obtain certain designations, such as a Breakthrough Therapy or Regenerative Medicine Advance Therapy, for one or more of our product candidates;
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
•
the timing or likelihood of regulatory submissions and potential approvals for our product candidates, including the potential requirement to adopt a Risk Evaluation and Mitigation Strategy;
•
our commercialization, marketing and manufacturing strategies, including the buildout of our own manufacturing facility, capabilities and expectations;
•
the rate and degree of market acceptance of our product candidates, if approved;
•
the success of competing products or platform technologies that are or may become available;

i

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
•
future agreements with third parties in connection with the potential commercialization of our product candidates;
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
•
We have experienced rapid operational growth since our inception in December 2019 and expect to continue to grow in the future as our clinical and preclinical trials progress, we begin to advance the development of new and current product candidates and our headcount increases. If we fail to effectively manage our growth, we may not be able to execute on our business objectives.
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

v

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CARGO THERAPEUTICS, INC.

Condensed Balance Sheets

(in thousands, except share and per share data)

	June 30, 2024	December 31, 2023
	(Unaudited)	(Note 2)
Assets
Current assets:
Cash and cash equivalents	$153,582	$405,732
Marketable securities	289,896	—
Prepaid expenses and other current assets	4,618	3,745
Total current assets	448,096	409,477
Operating lease right-of-use assets	25,136	28,222
Restricted cash	567	567
Property and equipment, net	11,837	10,379
Other non-current assets	4,378	4,391
Total assets	$490,014	$453,036

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,007	$5,013
Accrued clinical and research and development expenses	13,133	7,242
Accrued expenses and other current liabilities	5,635	6,629
Operating lease liabilities, current	649	2,278
Total current liabilities	26,424	21,162
Operating lease liabilities, non-current	27,489	26,263
Other non-current liabilities	—	225
Total liabilities	53,913	47,650

Stockholders’ equity:
Common stock	46	41
Additional paid-in capital	661,683	550,491
Accumulated other comprehensive loss	(323)	—
Accumulated deficit	(225,305)	(145,146)
Total stockholders’ equity	436,101	405,386
Total liabilities and stockholders’ equity	$490,014	$453,036

The accompanying notes are an integral part of these unaudited condensed financial statements.

CARGO THERAPEUTICS, INC.

Condensed Statements of Operations and Comprehensive Loss

(unaudited, in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$37,458	$13,929	$67,961	$26,491
General and administrative	11,860	3,867	22,163	6,552
Total operating expenses	49,318	17,796	90,124	33,043
Loss from operations	(49,318)	(17,796)	(90,124)	(33,043)
Interest income	4,987	578	9,992	683
Interest expense	—	—	—	(1,604)
Net change in fair value of redeemable convertible preferred stock tranche obligations	—	(634)	—	(692)
Change in fair value of derivative liabilities	—	—	—	6,453
Loss on extinguishment of convertible notes	—	—	—	(2,316)
Other expense, net	(17)	—	(27)	(80)
Net loss	$(44,348)	$(17,852)	$(80,159)	$(30,599)
Other comprehensive loss:
Unrealized loss on marketable securities	(44)	—	(323)	—
Comprehensive loss	$(44,392)	$(17,852)	$(80,482)	$(30,599)
Net loss per share attributable to common stockholders, basic and diluted	$(1.02)	$(26.56)	$(1.90)	$(48.21)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	43,344,345	672,253	42,170,123	634,704

The accompanying notes are an integral part of these unaudited condensed financial statements.

CARGO THERAPEUTICS, INC.

Condensed Statements of Stockholders’ Equity

(unaudited, in thousands, except share data)

				Accumulated
	Common Stock		Additional Paid-In	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2023	41,205,551	$41	$550,491	$—	$(145,146)	$405,386
Exchange of common stock for pre-funded warrants	(1,842,499)	(2)	(23)	—	—	(25)
Exercise of stock options	5,595	—	26	—	—	26
Vesting of restricted stock	—	—	11	—	—	11
Stock-based compensation	—	—	3,904	—	—	3,904
Net loss	—	—	—	—	(35,811)	(35,811)
Other comprehensive loss	—	—	—	(279)	—	(279)
Balances at March 31, 2024	39,368,647	39	554,409	(279)	(180,957)	373,212
Issuance of common stock in private placement, net of issuance costs of $7,119	6,471,000	7	102,881	—	—	102,888
Exercise of stock options	22,744	—	80	—	—	80
Vesting of restricted stock	—	—	11	—	—	11
Stock-based compensation	—	—	4,302	—	—	4,302
Net loss	—	—	—	—	(44,348)	(44,348)
Other comprehensive loss	—	—	—	(44)	—	(44)
Balances at June 30, 2024	45,862,391	$46	$661,683	$(323)	$(225,305)	$436,101

The accompanying notes are an integral part of these unaudited condensed financial statements.

CARGO THERAPEUTICS, INC.

Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders’ Deficit

(unaudited, in thousands, except share data)

	Redeemable Convertible						Additional		Total
	Preferred Stock		Convertible Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances at December 31, 2022	—	$—	810,700	$1	1,091,800	$1	$11,761	$(46,999)	$(35,236)
Reclassification of Series Seed redeemable convertible preferred stock	810,700	9,830	(810,700)	(1)	—	—	(9,829)	—	(9,830)
Issuance of Series A-1 redeemable convertible preferred stock, net of issuance costs of $755 and convertible preferred stock tranche asset and liability of $7,317 on issuance	5,072,919	60,760	—	—	—	—	—	—	—
Issuance of Series A-2 redeemable convertible preferred stock upon conversion of convertible notes	3,229,851	35,576	—	—	—	—	—	—	—
Issuance of restricted stock	—	—	—	—	1,874	—	—	—	—
Vesting of restricted stock	—	—	—	—	—	—	18	—	18
Repurchase of restricted stock	—	—	—	—	(4,698)	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	31	—	31
Net loss	—	—	—	—	—	—	—	(12,747)	(12,747)
Balances at March 31, 2023	9,113,470	106,166	—	—	1,088,976	1	1,981	(59,746)	(57,764)
Exercise of stock options	—	—	—	—	1,695	—	2	—	2
Vesting of restricted stock	—	—	—	—	—	—	43	—	43
Repurchase of restricted stock	—	—	—	—	(4,686)	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	592	—	592
Net loss	—	—	—	—	—	—	—	(17,852)	(17,852)
Balances at June 30, 2023	9,113,470	$106,166	—	$—	1,085,985	$1	$2,618	$(77,598)	$(74,979)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CARGO THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(unaudited, in thousands)

	Six months ended June 30,
	2024	2023
OPERATING ACTIVITIES
Net loss	$(80,159)	$(30,599)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	8,206	623
Amortization of operating lease right-of-use assets	2,762	1,043
Depreciation	1,165	499
Acquired in-process research and development	150	466
Accretion on investments in marketable securities	(3,636)	—
Change in fair value of derivative liabilities	—	(6,453)
Loss on extinguishment of convertible notes	—	2,316
Noncash interest expense	—	1,604
Net change in fair value of redeemable convertible preferred stock tranche obligations	—	692
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(973)	(296)
Other non-current assets	13	(3,836)
Accounts payable	2,323	1,384
Accrued clinical and research and development expenses	6,130	5,031
Accrued expenses and other current liabilities	(1,132)	(523)
Operating lease liabilities	(79)	(916)
Net cash used in operating activities	(65,230)	(28,965)
INVESTING ACTIVITIES
Purchases of marketable securities	(360,382)	—
Proceeds from sales and maturities of marketable securities	73,799	—
Purchase of property and equipment	(2,752)	(2,054)
Purchase of in-process research and development	(830)	(59)
Net cash used in investing activities	(290,165)	(2,113)
FINANCING ACTIVITIES
Proceeds from issuance of common stock in private placement, net of issuance costs	103,269	—
Proceeds from issuance of convertible notes, net of issuance costs - related party	—	2,212
Proceeds from issuance of convertible notes, net of issuance costs	—	1,286
Proceeds from issuance of redeemable convertible preferred stock and tranche obligations, net of issuance costs	—	68,077
Proceeds from exercise of stock options	106	2
Payment of deferred initial public offering costs	(105)	—
Payment of transaction costs for exchange of common stock for warrants	(25)	—
Net cash provided by financing activities	103,245	71,577
Net (decrease) increase in cash, cash equivalents and restricted cash	(252,150)	40,499
Cash, cash equivalents, and restricted cash at beginning of period	406,299	1,872
Cash, cash equivalents, and restricted cash at end of period	$154,149	$42,371
COMPONENTS OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
Cash and cash equivalents	$153,582	$42,371
Restricted cash	567	—
Total cash, cash equivalents, and restricted cash	$154,149	$42,371

CARGO THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(unaudited, in thousands)

	Six months ended June 30,
	2024	2023
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES
Exchange of common stock for pre-funded warrants	$37,600	$—
Conversion of convertible notes to shares of Series A-2 redeemable convertible preferred stock	$—	$35,576
Reclassification of shares of Series Seed redeemable convertible preferred stock to mezzanine equity	$—	$9,830
Purchase of property and equipment in accounts payable and accrued expenses and other current liabilities	$754	$1,612
In-process research and development costs in accounts payable, accrued expenses and other current liabilities, and other non-current liabilities	$493	$790
Deferred offering costs related to initial public offering included in accounts payable, accrued expenses and other current liabilities	$—	$218
Deferred issuance costs for the second tranche of Series A-1 redeemable convertible preferred stock in accounts payable, accrued expenses and other current liabilities	$—	$33
Deferred issuance costs related to the private placement, included in accounts payable, accrued expenses and other current liabilities	$381	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

CARGO THERAPEUTICS, INC.

Notes to Unaudited Condensed Financial Statements

1. Organization

Description of the business

CARGO Therapeutics, Inc. (the “Company”) was incorporated in the state of Delaware in December 2019 as Syncopation Life Sciences, Inc. and changed its name to CARGO Therapeutics, Inc. in September 2022. It is a clinical-stage biotechnology company positioned to advance next generation, potentially curative cell therapies for cancer patients. The Company’s programs, platform technologies, and manufacturing strategy are designed to directly address the key limitations of approved cell therapies, including limited durability of effect, suboptimal safety and unreliable supply. The Company’s lead program, firicabtagene autoleucel (firi-cel) (previously CRG-022), an investigational autologous CD22 chimeric antigen receptor (“CAR”) T-cell therapy, has demonstrated robust safety, activity and manufacturability in clinical trials and is currently being studied in a potentially pivotal Phase 2 clinical trial for the treatment of large B-cell lymphoma (“LBCL”). The Company is also leveraging its proprietary cell engineering platform technologies to develop a pipeline of programs that incorporate multi-functional genetic “cargo” designed to enhance CAR T-cell persistence, as well as help safeguard against tumor resistance and T-cell exhaustion. The Company’s most advanced preclinical program, CRG-023, is a tri-specific CAR T product candidate that incorporates three distinct CARs to address either tumor antigen loss (e.g., CD19) or low-density antigen expression, loss of co-stimulation (e.g., CD2/CD58) and lack of T-cell persistence.

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

CARGO THERAPEUTICS, INC.

Notes to Unaudited Condensed Financial Statements

Liquidity

Since inception, the Company has incurred significant operating losses and negative cash flows, and it expects that it will continue to incur losses and negative cash flows for the foreseeable future as it continues its research and development efforts, advances its product candidates through preclinical and clinical development, enhances its platforms and programs, expands its product pipeline, seeks regulatory approval, prepares for commercialization, hires additional personnel, protects its intellectual property and grows its business. As of and for the six months ended June 30, 2024, the Company had an accumulated deficit of $225.3 million, cash and cash equivalents and marketable securities of $443.5 million and negative cash flows from operations of $65.2 million. The Company believes its existing cash and cash equivalents and marketable securities will be sufficient to support operations for at least 12 months from the issuance of these unaudited condensed financial statements.

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

Reclassifications

Certain reclassifications of previously reported amounts have been made to conform to the current period presentation. Specifically, interest income was previously presented within other income (expense), net for the six months ended June 30, 2023 in the Registration Statement on Form S-1 filed with the SEC on November 13, 2023. Interest income is presented separately in the unaudited condensed statement of operations and comprehensive loss within these financial statements.

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

Unaudited interim condensed financial statements

The condensed balance sheet as of June 30, 2024 and the condensed statements of operations and comprehensive loss, condensed statement of stockholders’ equity (deficit), and condensed statement of redeemable convertible preferred stock and stockholders’ deficit for the three and six months ended June 30, 2024, and 2023 and condensed statements of cash flows for the six months ended June 30, 2024, and 2023 are unaudited. These unaudited condensed financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for the fair statement of the Company’s financial position, results of operations and cash flows for the interim periods presented. The condensed results of operations for the three and six months ended June 30, 2024 are not necessarily

CARGO THERAPEUTICS, INC.

Notes to Unaudited Condensed Financial Statements

indicative of the results to be expected for the full year or for any other future annual or interim period. The condensed balance sheet as of December 31, 2023 included herein was derived from the audited financial statements as of that date. These condensed financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 21, 2024.

Marketable securities

The Company invests in marketable securities, primarily securities issued by the U.S. government and its agencies. All marketable securities have been classified as available-for-sale and are carried at estimated fair value as determined based upon quoted market prices or pricing models for similar securities. Management determines the appropriate classification of its marketable debt securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company evaluates securities for impairment at the end of each reporting period. Factors considered in the evaluation include whether a decline in fair value below the amortized cost basis is due to credit-related factors or non-credit-related factors, the financial condition and near-term prospect of the issuer, and the Company’s intent and ability to hold the investment to allow for anticipated recovery in fair value. A credit-related impairment is recognized as an allowance on the balance sheet with a corresponding adjustment to earnings. Any impairment that is not credit-related is reported as a component of other comprehensive loss. Realized gains and losses are included in other income (expense), net. The cost of securities sold is based on the specific-identification method. Interest earned on marketable securities is included in interest income. Accrued interest on marketable securities is included in prepaid expenses and other current assets on the balance sheets.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes—Improvements to Income Tax Disclosures. ASU 2023-09 requires consistent categories and greater disaggregation of information in the rate reconciliation, income taxes paid disaggregated by jurisdiction and certain other amendments to improve the effectiveness of income tax disclosures. ASU 2023-09 is effective for the Company beginning on January 1, 2025, with early adoption permitted. The Company is assessing the impact of the adoption of this standard on its financial statements.

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

CARGO THERAPEUTICS, INC.

Notes to Unaudited Condensed Financial Statements

The following table presents the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy as of June 30, 2024:

	Valuation	Amortized	Unrealized	Unrealized	Fair
	Hierarchy	Cost	Gains	Losses	Value
		(in thousands)
Assets:
Cash equivalents:
Money market funds	Level 1	$152,495	$—	$—	$152,495
Total		$152,495	$—	$—	$152,495

Marketable securities:
U.S. government and agencies securities	Level 2	$201,494	$—	$(277)	$201,217
U.S. Treasury securities	Level 2	88,725	—	(46)	88,679
Total		$290,219	$—	$(323)	$289,896

Total assets		$442,714	$—	$(323)	$442,391

The Company’s marketable securities as of June 30, 2024 mature within a year.

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

During the three and six months ended June 30, 2024, and 2023, the Company did not recognize an allowance for credit-related losses or an other-than-temporary impairment charge for any of its investments.

4. Balance Sheet Components

Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following:

	June 30, 2024	December 31, 2023
	(in thousands)
Interest receivable	$1,343	$316
Other receivables	1,172	1,423
Prepaid research and development	926	825
Prepaid other	1,177	1,181
Total prepaid expenses and other current assets	$4,618	$3,745

CARGO THERAPEUTICS, INC.

Notes to Unaudited Condensed Financial Statements

Property and equipment, net

Property and equipment, net consisted of the following:

	June 30, 2024	December 31, 2023
	(in thousands)
Laboratory equipment	$10,123	$9,644
Furniture and fixtures	180	87
Computer equipment	782	593
Leasehold improvements	679	134
Construction in progress	3,149	1,833
Property and equipment at cost	14,913	12,291
Less: accumulated depreciation	(3,076)	(1,912)
Property and equipment, net	$11,837	$10,379

Depreciation expense for the three months ended June 30, 2024, and 2023 was $0.6 million and $0.3 million, respectively, and for six months ended June 30, 2024, and 2023 was $1.2 million and $0.5 million, respectively,

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30, 2024	December 31, 2023
	(in thousands)
Accrued compensation and related expenses	$3,473	$5,391
Accrued purchases of property and equipment	366	112
Accrued deferred offering costs	381	95
Other	1,415	1,031
Total accrued expenses and other current liabilities	$5,635	$6,629

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

The Company also leases 31,117 square feet of lab and office space in San Mateo, California which expires in November 2024. The Company was a sublessor in two agreements for a combined 2,300 square feet of the Company’s leased premises which expired in May 2023 and October 2023. In the second quarter of 2024, the Company approved the plan to cease use of the San Mateo leased premises with a planned abandonment date of August 15, 2024. In June 2024, the Company executed an amendment to terminate one of the two leases in San Mateo effective August 15, 2024. As a result, the Company reduced the operating lease liability and right-of-use asset of the modified lease by $0.3 million. The Company also accelerated the amortization of the right-of-use asset for the remaining leased premises and related leasehold improvements to recognize amortization on a straight-line basis between the approval date and the planned abandonment date.

CARGO THERAPEUTICS, INC.

Notes to Unaudited Condensed Financial Statements

The future payments associated with the Company’s operating lease liabilities as of June 30, 2024 were as follows:

Amount
(in thousands)
2024 (remaining six months)	$660
2025	4,676
2026	7,224
2027	7,441
Thereafter	25,784
Total undiscounted lease payments	45,785
Less: imputed interest	(17,647)
Total operating lease liabilities	$28,138

A summary of total lease costs and other information for the periods relating to the Company’s operating leases was as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(in thousands)
Operating lease cost	$2,418	$683	$4,667	$1,246
Variable lease cost	1,451	179	1,678	308
Sublease income	—	(140)	—	(220)
Total lease cost	$3,869	$722	$6,345	$1,334

	June 30, 2024	December 31, 2023
Other information:
Weighted-average remaining lease term (in years)	6.6	6.7
Weighted-average discount rate	13.7%	13.6%

Supplemental cash flow and noncash information related to the Company’s operating leases was as follows:

	Six months ended June 30,
	2024	2023
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$1,985	$1,127
Right-of-use assets obtained in exchange for lease obligations	$—	$2,291
Decrease in right-of-use assets and liabilities from lease modifications	$324	$—

6. Common stock

Common stock issued and outstanding on the unaudited condensed balance sheets and statements of stockholders’ equity includes shares related to restricted stock that are subject to repurchase and therefore are excluded from the reserved common stock in the table below.

CARGO THERAPEUTICS, INC.

Notes to Unaudited Condensed Financial Statements

The Company’s reserved common stock, on an as-converted basis for issuance was as follows:

	June 30, 2024	December 31, 2023
Common stock options issued and outstanding under the Plan	5,973,422	3,720,455
Common stock issuable upon exercise of pre-funded warrants	1,842,499	—
Remaining shares available for issuance under the Plan	3,672,829	3,893,858
Remaining shares available for issuance under the ESPP	798,780	386,725
Total reserved common stock	12,287,530	8,001,038

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

Private Placement

On May 30, 2024, the Company sold and issued 6,471,000 shares of its common stock to certain healthcare-focused institutional investors in a private placement (the “Private Placement”) at $17.00 per share for gross proceeds of approximately $110.0 million. In June 2024, the Company filed a Registration Statement on Form S-1 with the SEC to register the shares of common stock sold in the Private Placement. The Company raised net proceeds of $102.9 million, after deducting placement agent fees and offering expenses of $7.1 million.

7. Stock-Based Compensation

2023 Incentive Award Plan

In November 2023, the Company's board of directors adopted the 2023 Incentive Award Plan (the “2023 Plan”). On January 1, 2024, the shares of common stock authorized for issuance under the 2023 Plan increased by 2,060,277 shares and as of June 30, 2024, a total of 3,672,829 shares of common stock were available for future issuance under the 2023 Plan.

CARGO THERAPEUTICS, INC.

Notes to Unaudited Condensed Financial Statements

Stock options

Stock option activity for the six months ended June 30, 2024 was as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	3,720,455	$7.61	9.49	$57,821
Granted	2,513,302	23.50
Exercised	(28,339)	3.74
Cancelled and forfeited	(231,996)	13.65
Outstanding at June 30, 2024	5,973,422	$14.08	9.22	$31,187
Vested and expected to vest, June 30, 2024	5,973,422	$14.08	9.22	$31,187
Exercisable at June 30, 2024	656,807	$11.11	8.38	$5,029

Aggregate intrinsic value in the above table is calculated as the difference between the exercise price of the options and the Company’s estimated fair value of its common stock as of June 30, 2024 and December 31, 2023.

The aggregate intrinsic value of options exercised during the three months ended June 30, 2024, and 2023 was $0.4 million and $7,000, respectively, and during six months ended June 30, 2024, and 2023 was $0.5 million and $7,000, respectively. The estimated weighted-average grant-date fair value of options granted during the six months ended June 30, 2024, and 2023 was $18.73 and $3.71 per share, respectively. As of June 30, 2024, there was $56.2 million of unrecognized stock-based compensation related to stock options, which is expected to be recognized over a weighted-average period of 3.3 years.

Restricted stock awards

The following table summarizes the Company’s restricted stock activity.

	Number of Awards	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2023	239,699	$0.93
Vested	(111,001)	1.01
Unvested as of June 30, 2024	128,698	$0.86

The purchase price of the restricted stock awards is the fair value of common stock as determined by the board of directors at the issuance date. The shares generally vest monthly over four years from the grant date.

The Company recorded $0.1 million as a share repurchase liability for restricted stock awards in accrued expenses and other current liabilities on the unaudited condensed balance sheets as of June 30, 2024 and December 31, 2023.

As of June 30, 2024, unrecognized stock-based compensation expense related to outstanding unvested restricted stock awards was $43,000, which is expected to be recognized over a weighted-average period of 1.7 years.

CARGO THERAPEUTICS, INC.

Notes to Unaudited Condensed Financial Statements

Stock‑based compensation expense

Total stock-based compensation expense recorded in the unaudited condensed statements of operations and comprehensive loss was as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(in thousands)
General and administrative	$2,601	$411	$4,841	$427
Research and development	1,701	181	3,365	196
Total stock-based compensation expense	$4,302	$592	$8,206	$623

The estimated grant-date fair value of awards granted was calculated based on the following assumptions:

	Six months ended June 30,
	2024	2023
Expected term (in years)	5.5 - 6.1	5.7 - 6.3
Expected volatility	85.7% - 104.1%	85.5% - 86.8%
Expected dividend	—	—
Risk-free interest rate	4.2% - 4.7%	3.6%

Employee Stock Purchase Plan

On November 14, 2023, the Company's board of directors adopted the 2023 Employee Stock Purchase Plan (the “ESPP”) which became effective immediately. On January 1, 2024, the number of shares of common stock authorized for issuance under the ESPP increased automatically by 412,055 shares and as of June 30, 2024, a total of 798,780 shares were available for future issuance under the ESPP. There were no shares issued under the ESPP during the three and six months ended June 30, 2024.

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

No research and development expense pursuant to the Stanford License was recorded during both the three and six months ended June 30, 2024, and 2023.

CARGO THERAPEUTICS, INC.

Notes to Unaudited Condensed Financial Statements

In addition to annual license maintenance fees of up to $0.1 million per year, the Company may be required to pay up to $7.5 million upon achievement of sales milestones, up to $4.0 million upon achievement of development milestone events for each product covered by licensed patent rights, including upon initiation of specific clinical trials or receipt of regulatory approvals, up to $50,000 in a milestone payment upon achievement of a certain commercial milestone event, up to $0.5 million in a milestone payment upon achievement of certain additional development milestone events, and a double-digit percentage of development and sales milestone payments on the first two licensed non-patent products and, subject to certain royalty reductions, as applicable, low single-digit percentage royalties on net sales of products that are covered by the licensed patent rights or licensed technology. Subject to the terms of the Stanford License, the Company also agreed to pay Stanford University a certain percentage of non-royalty sublicense-related revenue that the Company receives from third-party sublicenses.

Oxford license and supply agreement

In June 2022, the Company entered into a License and Supply Agreement (the “Oxford Agreement”), with Oxford Biomedica (UK) Limited (“Oxford”) for the manufacture and supply of lentiviral vectors for clinical and potentially commercial purposes by the Company. Pursuant to the Oxford Agreement, Oxford granted to the Company a non-exclusive worldwide, sub-licensable, royalty-bearing license under certain intellectual property rights for the purposes of research, development, manufacturing and commercialization of products transduced with the vectors manufactured by Oxford or by the Company following a technology transfer by Oxford, which products are directed against certain initial targets, and upon payment of certain fees, additional targets as agreed by Oxford and the Company.

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

No research and development expense related to the license was recorded during both the three and six months ended June 30, 2024, and 2023.

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

CARGO THERAPEUTICS, INC.

Notes to Unaudited Condensed Financial Statements

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

As consideration for the licenses granted under the 2022 NCI License, the Company is required to pay the NCI a non-refundable license fee of $0.6 million, of which $0.2 million was paid in 2022, $0.1 million was paid in 2023 and $0.2 million was paid in March 2024, and the remaining balance of $0.1 million is payable on the third anniversary of the effective date of the agreement. The Company accrued the non-refundable upfront fees of $0.4 million upon entering into the 2022 NCI License. Non-refundable upfront fees of $0.1 million were accrued in accrued expenses and other current liabilities as of both June 30, 2024, and December 31, 2023, and as of December 31, 2023, $0.2 million, is classified as other non-current liabilities on the unaudited condensed balance sheet. The Company determined that the purchase of the license under the 2022 NCI License represented an asset acquisition as it did not meet the definition of a business. As the acquired license represented IPR&D assets with no alternative future use, the Company recorded the initial consideration of $0.6 million under the 2022 NCI License as research and development expense in March 2022, upon entering into the 2022 NCI License. The Company recorded research and development expense of $0.1 million related to the minimum annual royalty, the option extension fee and the achievement of certain development milestones for each of the six months ended June 30, 2024, and 2023. No research and development expense related to the license was recorded during the three months ended June 30, 2024, and 2023.

The Company agreed to pay up to $0.2 million in regulatory milestone payments upon achieving specific regulatory filings, up to $1.8 million in development milestone payments upon achieving specific clinical trials or registration trials, and up to $16.0 million in sales milestones upon achievement of specific commercial milestone events for up to three distinct licensed products, and an earned royalty on net sales of autologous cell therapy products covered by the licensed patent rights and, if the Company chooses to exercise the exclusive option mentioned above, on net sales of allogenic products, at a low single-digit percentage, depending on the amount of annual net sales and subject to the terms of the 2022 NCI License. The Company is also required to make minimum annual royalty payments of $50,000 per year, which will be creditable against royalties due for sales in that year. In addition, the Company is obligated to pay the NCI a percentage of non-royalty revenue received by the Company from its right to sublicense. Additionally, in the event the Company is granted a priority review voucher (“PRV”), the Company would be obligated to pay the NCI a minimum of $5.0 million upon the sale, transfer or lease of the PRV or $0.5 million upon submission of the PRV for use by the U.S. FDA. The Company is also obligated to pay the NCI a royalty based on a percentage of the fair market value of the consideration the Company receives for any assignment of the 2022 NCI License to a non-affiliate (upon the NCI’s prior written consent) or on an allocated portion of the fair value of consideration received in connection with a change in control (including an IPO). On the closing of the Company's IPO in November 2023, the change in control milestone was met, and the Company and the NCI are in discussions regarding the amount of such payment.

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

CARGO THERAPEUTICS, INC.

Notes to Unaudited Condensed Financial Statements

As consideration for the licenses granted under the 2023 NCI License, the Company agreed to pay the NCI a non-refundable license fee of $0.3 million in three installments whereby the first installment was payable within 60 days of the execution of the agreement and the remaining two payments are due on the first and second anniversaries of the effective date of the agreement. Additionally, the Company agreed to reimburse the NCI for $0.1 million in expenses incurred by the NCI prior to January 1, 2022, related to the preparation, filing, prosecution, and maintenance of all patent applications and patents included in the license under the 2023 NCI License. The Company determined that the purchase of the license under the 2023 NCI License represented an asset acquisition as it did not meet the definition of a business. As the acquired license represented IPR&D assets with no alternative future use, upon entering the 2023 NCI License in February 2023, the Company recorded the initial consideration of $0.4 million under the 2023 NCI License, consisting of the non-refundable upfront fees, as research and development expense. The Company accrued these amounts upon entering into the 2023 NCI License, of which $0.1 million was classified as accrued expenses and other current liabilities on the unaudited condensed balance sheet as of June 30, 2024, and the remaining $0.3 million was paid as of June 30, 2024.

The Company recorded research and development expense of $50,000 and $0.4 million related to the minimum annual royalty, the license issue royalty, the reimbursement of past patent application expenses during the six months ended June 30, 2024, and 2023, respectively. No research and development expense related to the license was recorded during the three months ended June 30, 2024, and 2023.

The Company agreed to pay up to $0.1 million in milestone payments upon achievement of certain regulatory milestone events, up to $1.7 million in milestone payments upon achievement of certain development milestone events including initiation of specific clinical trials or registration trials, and up to $16.0 million in milestone payments upon achievement of specific commercial milestone events. Subject to the terms of the 2023 NCI License, the Company also agreed to pay a low single-digit percentage on earned royalties on net sales of products covered by the licensed patent rights. The Company also agreed to make minimum annual royalty payments of $50,000 per year, which will be creditable against royalties due for sales in that year. In addition, the Company is obligated to pay the NCI a percentage of non-royalty revenue received by the Company from its right to sublicense at defined percentages. Additionally, if the Company is granted a PRV, the Company would be obligated to pay the NCI a minimum of $5.0 million upon the sale, transfer or lease of the PRV or $0.5 million upon submission of the PRV for use by the FDA. The Company is also obligated to pay the NCI a royalty based on a percentage of the fair market value of the consideration the Company receives for any assignment of the 2023 NCI License to a non-affiliate (upon the NCI’s prior written consent) or on an allocated portion of the fair value of consideration received in connection with a change in control (including an IPO). On the closing of the Company's IPO in November 2023, the change in control milestone was met, and the Company and the NCI are in discussions regarding the amount of such payment.

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

CARGO THERAPEUTICS, INC.

Notes to Unaudited Condensed Financial Statements

9. Net Loss Per Share

A reconciliation of net loss attributable to common stockholders and the number of shares in the calculation of basic and diluted loss per share was as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(in thousands, except share and per share amounts)
Numerator:
Net loss attributable to common stockholders	$(44,348)	$(17,852)	$(80,159)	$(30,599)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	43,344,345	672,253	42,170,123	634,704
Net loss per share attributable to common stockholders, basic and diluted	$(1.02)	$(26.56)	$(1.90)	$(48.21)

The following potentially dilutive shares were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive (on an as-converted basis):

	June 30,
	2024	2023
Redeemable convertible preferred stock, as converted	—	9,113,470
Outstanding stock options	5,973,422	2,147,565
Restricted stock awards subject to repurchase	128,698	372,686
Total	6,102,120	11,633,721

10. Subsequent events

In July 2024, the Company entered into a sublease agreement (the “Sublease”) with Vaxcyte, Inc. (“Vaxcyte”) to sublease a portion of the Company’s headquarters located at 835 Industrial Road, San Carlos, California 94070. The portion of the premises subject to the Sublease is approximately 38,200 square feet. The Sublease term will end on the day that is the last day of the 24th month from the commencement date, with Vaxcyte having the right to extend the term of the Sublease for one additional 12-month period unless the Company intends to reoccupy the space, unless sooner terminated or cancelled in accordance with the terms and conditions of the Sublease. The Sublease did not relieve the Company of its obligations under the primary lease. The total undiscounted lease payments due from the sublessee related to the initial term of the lease are $4.8 million.

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

Overview

We are a clinical-stage biotechnology company uniquely positioned to advance next generation, potentially curative cell therapies for cancer patients. Our programs, platform technologies, and manufacturing strategy are designed to directly address the limitations of approved chimeric antigen receptor (CAR) T-cell therapies. A CAR is an engineered protein that is delivered into T cells, enabling recognition and destruction of cancer cells. We believe the limitations of approved autologous CAR T- cell therapies include limited durability of effect, safety concerns and unreliable supply. Our lead program, firicabtagene autoleucel (firi-cel) (previously CRG-022), is an investigational autologous (derived from a patient’s cells) T-cell product candidate expressing a CD22 CAR that is designed to enable the detection of B-cell lymphoma tumor cells. The underlying CAR, which we exclusively licensed from the National Cancer Institute (NCI) in the field of CAR-T immunotherapies for the treatment of B-cell malignancies that express CD22, was studied by Stanford University (Stanford) in a Phase 1 clinical trial in patients with large B-cell lymphoma (LBCL) whose disease relapsed or was refractory (R/R) to CD19 CAR T-cell therapy. On the basis of the results from the clinical trial, we are evaluating firi-cel in a potentially pivotal Phase 2 clinical trial in patients with LBCL whose disease is R/R to CD19 CAR T-cell therapy. We also plan to evaluate firi-cel in patients at earlier stages of disease, including LBCL and other hematologic malignancies. Beyond our lead program, we are leveraging our proprietary cell engineering platform technologies to develop a pipeline of programs that incorporate multiple transgene therapeutic “cargo” designed to enhance CAR T-cell persistence, as well as to help safeguard against tumor resistance and T-cell exhaustion. Our most advanced preclinical program, CRG-023, is a tri-specific CAR T product candidate that incorporates three distinct CARs to address either tumor antigen loss (e.g., CD19) or low-density antigen expression, loss of co-stimulation (e.g., CD2/CD58) and lack of T-cell persistence. Our founders are pioneers and world-class experts in CAR T-cell therapy, and our team has significant experience and success developing, manufacturing, launching and commercializing oncology and cell therapy products. We aim to become a fully integrated, leading cell therapy company. Together, we are united in our mission to outsmart cancer and deliver more cures for patients.

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

Our net losses were $44.3 million and $17.9 million for the three months ended June 30, 2024, and 2023, respectively, and $80.2 million and $30.6 million for the six months ended June 30, 2024, and 2023 respectively. As of June 30, 2024, we had an accumulated deficit of $225.3 million and cash and cash equivalents and marketable securities of $443.5 million. Based on our current operating plans, we estimate that our existing cash and cash equivalents and marketable securities as of June 30, 2024 will be sufficient to meet our working capital and capital expenditures through 2026. We have based this estimate on our current assumptions, which may prove to be wrong, and we may exhaust our available capital resources sooner than we expect.

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
•
potentially experience any delays, challenges, or other issues associated with the clinical development of our product candidates, including with respect to our regulatory strategies; and
•
develop manufacturing processes and methods and establish manufacturing capacity to supply for clinical trials in our pipeline and eventually for commercialization, if approved.

Our net losses may fluctuate significantly from period to period, depending upon the timing of our expenditures on other research and development activities. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our accounts payable and accrued research and development and other current liabilities.

To date, we have funded our operations primarily with the proceeds from the sale and issuance of our convertible preferred stock and convertible notes as well as the sale and issuance of our common stock. We do not have any products approved for sale and have not generated any revenue from product sales since our inception. We do not expect to generate revenue from any product candidates that we develop until we obtain regulatory approval for one or more of such product candidates and commercialize our products or enter into collaboration agreements with third parties. Because of the numerous risks and uncertainties associated with therapeutic product development, we may never achieve or sustain profitability and, unless and until we are able to develop and commercialize our product candidates, we will need to continue to raise substantial additional capital. Until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to fund our operations through public or private equity offerings or debt financings, credit or loan facilities, potentially other capital sources, such as collaboration or licensing arrangements with third parties or other strategic transactions, or a combination of one or more of these funding sources. If we are unable to obtain adequate funding as and when needed, or on attractive terms, we could be required to significantly delay, reduce or eliminate some or all of our research and development activities, product portfolio expansion or commercialization efforts, out-license intellectual property rights to our product candidates, sell unsecured assets, or scale back or terminate our pursuit of new strategic arrangements and transactions, or a combination of the above, any of which may have a material adverse effect on our business, results of operations, financial condition and/or our ability to fund our scheduled obligations on a timely basis or at all. See the subsection titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and capital resources” below.

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

Other expense, net

Other expense, net consists primarily of costs allocated to the redeemable preferred stock tranche obligations issued in connection with Series A-1 redeemable convertible preferred stock issued in February 2023 and foreign currency gains and losses.

Results of operations

Comparison of the three months ended June 30, 2024, and 2023

Our results of operations for each of the periods indicated are summarized in the table below (in thousands):

	Three months ended June 30,
	2024	2023	Change
Operating expenses:
Research and development	$37,458	$13,929	$23,529
General and administrative	11,860	3,867	7,993
Total operating expenses	49,318	17,796	31,522
Loss from operations	(49,318)	(17,796)	(31,522)
Interest income	4,987	578	4,409
Net change in fair value of redeemable convertible preferred stock tranche obligations	—	(634)	634
Other expense, net	(17)	—	(17)
Net loss	$(44,348)	$(17,852)	$(26,496)

Research and development expenses

	Three months ended June 30,
	2024	2023	Change
	(in thousands)
Direct costs:
Manufacturing and technical operations	$17,084	$5,838	$11,246
Preclinical and clinical	5,312	1,322	3,990
Consultants and other outside services	798	728	70
License fees	—	—	—
Indirect costs:
Employee-related costs	9,336	4,176	5,160
Facilities and other operating costs	4,928	1,865	3,063
Total research and development expenses	$37,458	$13,929	$23,529

Research and development expenses were $37.5 million and $13.9 million for the three months ended June 30, 2024, and 2023, respectively. The $23.5 million increase in research and development expenses during this period was primarily due to:

•
$11.2 million increase in manufacturing and technical operations costs and $4.0 million increase in preclinical and clinical costs, of which $3.9 million related to the clinical costs for the continued development of firi-cel through our Phase 2 clinical trial which was initiated in the third quarter of 2023;
•
$5.2 million increase in employee-related costs due to increased headcount on our research and development teams to support our development efforts, including a $1.5 million increase in stock-based compensation expense for research and development employees; and
•
$3.1 million increase in facilities and other operating costs primarily related to our new facility lease that was entered into in December 2023, depreciation expense related to more lab equipment in use in 2024 and increased allocated overhead as a result of our continued growth.

General and administrative expenses

	Three months ended June 30,
	2024	2023	Change
	(in thousands)
Employee-related costs	$6,270	$1,225	$5,045
Outside services	3,751	2,378	1,373
Facilities and other operating costs	1,839	264	1,575
Total general and administrative expenses	$11,860	$3,867	$7,993

General and administrative expenses were $11.9 million and $3.9 million for the three months ended June 30, 2024, and 2023, respectively. The $8.0 million increase in general and administrative expenses during this period was primarily due to:

•
$5.0 million increase in employee-related costs due to higher headcount in our finance and administrative personnel, including a $2.2 million increase in stock-based compensation expense for general and administrative employees;
•
$1.4 million increase in outside services costs related to legal, accounting, audit, and insurance costs; and
•
$1.6 million increase in facilities and other operating costs primarily related to our facility lease that was entered into in December 2023 and software license fees incurred in 2024.

Interest Income

Interest income was $5.0 million and $0.6 million in the three months ended June 30, 2024, and 2023, respectively. The $4.4 million increase was primarily due to higher interest income from our cash, cash equivalents, restricted cash and marketable securities as a result of higher balances during the three months ended June 30, 2024 as a result of our IPO in November 2023 and private placement in May 2024.

Net change in fair value of redeemable convertible preferred stock tranche obligations

The net change in fair value of redeemable convertible preferred stock tranche obligations related to our Series A Agreement executed in February 2023 was a net loss of $0.6 million in the three months ended June 30, 2023 primarily from the increase in the fair value of the tranche obligation liability that was settled in October 2023 due to the change in the fair value of the underlying shares of our Series A-1 redeemable convertible preferred stock. The fair value of the tranche obligation asset that was settled in July 2023 did not materially change in the period.

Comparison of the six months ended June 30, 2024, and 2023

Our results of operations for each of the periods indicated are summarized in the table below (in thousands):

	Six months ended June 30,
	2024	2023	Change
Operating expenses:
Research and development	$67,961	$26,491	$41,470
General and administrative	22,163	6,552	15,611
Total operating expenses	90,124	33,043	57,081
Loss from operations	(90,124)	(33,043)	(57,081)
Interest income	9,992	683	9,309
Interest expense	—	(1,604)	1,604
Net change in fair value of redeemable convertible preferred stock tranche obligations	—	(692)	692
Change in fair value of derivative liabilities	—	6,453	(6,453)
Loss on extinguishment of convertible notes	—	(2,316)	2,316
Other expense, net	(27)	(80)	53
Net loss	$(80,159)	$(30,599)	$(49,560)

Research and development expenses

	Six months ended June 30,
	2024	2023	Change
Direct costs:
Manufacturing and technical operations	$30,795	$11,835	$18,960
Preclinical and clinical	8,335	2,098	6,237
Consultants and other outside services	2,021	1,161	860
License fees	150	465	(315)
Indirect costs:
Employee-related costs	17,731	7,698	10,033
Facilities and other operating costs	8,929	3,234	5,695
Total research and development expenses	$67,961	$26,491	$41,470

Research and development expenses were $68.0 million and $26.5 million for the six months ended June 30, 2024, and 2023, respectively. The $41.5 million increase in research and development expenses during this period was primarily due to:

•
$19.0 million increase in manufacturing and technical operations costs, as well as increases in preclinical and clinical costs of $6.2 million and consultants and other outside services costs of $0.9 million, primarily related to the clinical costs for the continued development of firi-cel through our Phase 2 clinical trial which was initiated in the third quarter of 2023;

•
$10.0 million increase in employee-related costs due to increased headcount on our research and development teams to support our development efforts, including a $3.2 million increase in stock-based compensation expense for research and development employees; and
•
$5.7 million increase in facilities and other operating costs primarily related to our new facility lease that was entered into in December 2023, depreciation expense related to more lab equipment in use in 2024 and increased allocated overhead as a result of our continued growth.

The above increases in research and development expenses were partially offset by a $0.3 million decrease in license fees primarily related to accrual of upfront fees in the six months ended June 30, 2023 upon entering into the 2023 NCI License, with no comparable new licenses entered in the six months ended June 30, 2024.

General and administrative expenses

	Six months ended June 30,
	2024	2023	Change
	(in thousands)
Employee-related costs	$11,744	$2,549	$9,195
Outside services	7,348	3,557	3,791
Facilities and other operating costs	3,071	446	2,625
Total general and administrative expenses	$22,163	$6,552	$15,611

General and administrative expenses were $22.2 million and $6.6 million for the six months ended June 30, 2024, and 2023, respectively. The $15.6 million increase in general and administrative expenses during this period was primarily due to:

•
$9.2 million increase in employee-related costs due to higher headcount in our finance and administrative personnel, including a $4.4 million increase in stock-based compensation expense for general and administrative employees;
•
$3.8 million increase in outside services costs related to legal, accounting and audit costs, as well as an increase in outsourced human resource services; and
•
$2.6 million increase in facilities and other operating costs primarily related to our facility lease that was entered into in December 2023 and software license fees incurred in 2024.

Interest Income

Interest income was $10.0 million and $0.7 million in the six months ended June 30, 2024, and 2023, respectively. The $9.3 million increase was primarily due to higher interest income from our cash, cash equivalents, restricted cash and marketable securities as a result of higher balances during the six months ended June 30, 2024 as a result of proceeds from our IPO in November 2023 and private placement in May 2024.

Interest expense

Interest expense was $1.6 million in the six months ended June 30, 2023 related to our convertible notes that were settled through conversion in February 2023.

Net change in fair value of redeemable convertible preferred stock tranche obligations

The net change in fair value of redeemable convertible preferred stock tranche obligations related to our Series A Agreement executed in February 2023 was a net loss of $0.7 million in the six months ended June 30, 2023 primarily from the increase in the fair value of the tranche obligation liability that was settled in October 2023 due to the change in the fair value of the underlying shares of our Series A-1 redeemable convertible preferred stock. The fair value of the tranche obligation asset that was settled in July 2023 did not materially change in the period.

Change in fair value of derivative liabilities

The change in fair value of derivative liabilities associated with our convertible notes was a gain of $6.5 million in the six months ended June 30, 2023. This change was primarily due to the conversion of our convertible notes into shares of Series A-2 redeemable convertible preferred stock in February 2023.

Loss on extinguishment of convertible notes

The loss on extinguishment of convertible notes was $2.3 million in the six months ended June 30, 2023. In February 2023, the convertible notes were converted into shares of our Series A-2 redeemable convertible preferred stock at a conversion price of $10.18 per share, which exceeded the carrying value of the convertible notes and embedded derivative liabilities at the time, and resulted in a loss upon extinguishment.

Other expense, net

Other expense, net was $27,000 and $80,000 in the six months ended June 30, 2024, and 2023, respectively. The decrease of $53,000 is primarily due to costs incurred and allocated to the redeemable preferred stock tranche obligations issued in connection with Series A-1 redeemable preferred stock issued in February 2023.

Liquidity and capital resources

Since our inception, we have funded our operations primarily with the proceeds from the sale and issuance of common stock from our IPO in November 2023 and private placement in May 2024, as well as from the sale and issuances of our convertible preferred stock and convertible notes. On May 30, 2024, we sold and issued 6,471,000 shares of our common stock for net proceeds of approximately $102.9 million in a private placement, after deducting placement agent fees and offering expenses of $7.1 million.

To date, we have incurred significant losses and negative cash flows from operations. As of June 30, 2024, we had available cash and cash equivalents and marketable securities of $443.5 million, which were available to fund operations, and an accumulated deficit of $225.3 million.

We expect to continue to incur significant operating losses in the foreseeable future to support our planned continued development of one or more of our product candidates. Based on our current operating plans, we estimate that our existing cash and cash equivalents and marketable securities as of June 30, 2024 will be sufficient to meet our working capital and capital expenditure needs through 2026. We have based this estimate on our current assumptions, which may prove to be wrong, and we may exhaust our available capital resources sooner than we expect.

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
•
the cost of our product candidates, any future product candidates and any products we successfully commercialize;

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

Cash flows

Our cash flows for each of the periods indicated are summarized in the table below (in thousands):

	For the six months ended June 30,
	2024	2023
Cash used in operating activities	$(65,230)	$(28,965)
Cash used in investing activities	(290,165)	(2,113)
Cash provided by financing activities	103,245	71,577
Net (decrease) increase in cash, cash equivalents and restricted cash	$(252,150)	$40,499

Operating activities

Cash used in operating activities of $65.2 million for the six months ended June 30, 2024 was primarily attributable to our net loss of $80.2 million, partially offset by $8.6 million in non-cash adjustments and a $6.2 million decrease in our working capital. Non-cash adjustments consisted primarily of $8.2 million in stock-based compensation, $2.8 million in amortization of right-of-use assets and $1.2 million in depreciation, partially offset by $3.6 million in accretion on marketable securities. The $6.2 million decrease in working capital is primarily due to a $6.1 million increase in accrued clinical, research and development expense, and a $2.3 million increase in accounts payable driven by increased research and development expenses mainly related to manufacturing and technical operations, preclinical and clinical, and employee-related expenses, partially offset by a $1.1 million decrease in accrued expenses and other current liabilities primarily due to payment of the accrued annual bonus and a $1.0 million increase in prepaid expenses and other current assets.

Cash used in operating activities of $29.0 million for the six months ended June 30, 2023 was primarily attributable to our net loss of $30.6 million, a $0.9 million decrease in our working capital and a $0.7 million in non-cash adjustments. The $0.9 million decrease in working capital is primarily due to a $5.0 million increase in accrued clinical and research and development expense driven by increased research and development expenses mainly related to manufacturing and technical operations, preclinical and clinical, and employee-related expenses and $1.4 million increase in accounts payable driven by the timing of payments, partially offset by a $3.8 million increase in other assets primarily related to a deposit paid for clinical trial services, a $0.9 million decrease in operating lease liabilities, a $0.5 million decrease in accrued expenses and other current liabilities primarily due to payment of the accrued annual bonus and a $0.3 million increase in prepaid expenses and other current assets. Non-cash adjustments consisted primarily of a $6.5 million gain from the change in fair value of derivative liabilities related to our convertible notes, partially offset by a $2.3 million loss on extinguishment related to an amendment and conversion of our outstanding convertible notes into shares of our Series A-2 redeemable preferred stock in February 2023, $1.6 million in noncash interest expense primarily related to additional issuances of our convertible notes, $1.0 million in amortization of right-of-use assets, $0.7 million from the net change in fair value of tranche obligations related to our Series A-1 redeemable convertible preferred stock, $0.6 million in stock-based compensation, $0.5 million in acquisition of in-process research and development primarily related to upfront fees accrued upon entering into the 2023 NCI License and fees incurred related to achievement of certain development milestones and $0.5 million in depreciation.

Investing activities

Cash used in investing activities of $290.2 million for the six months ended June 30, 2024 consisted of $360.4 million in purchases of marketable securities, $2.8 million in purchases of equipment for our research and development activities, leasehold improvements and purchase of furniture for our new offices, and $0.8 million from the purchase of in-process research and development comprised of fees paid related to our license agreements, partially offset by $73.8 million of proceeds from sales and maturities of marketable securities.

Cash used in investing activities of $2.1 million for the six months ended June 30, 2023 consisted of $2.0 million in purchases of equipment for our research and development activities and $0.1 million from the purchase of in-process research and development comprised of fees paid related to our license agreements.

Financing activities

Cash provided by financing activities of $103.2 million for the six months ended June 30, 2024 consisted of $103.3 million in net proceeds from issuance of common stock in the private placement and $0.1 million in proceeds from exercise of stock options, partially offset by $0.1 million in payments of deferred initial public offering costs and transaction costs for exchange of common stock for warrants.

Cash provided by financing activities of $71.6 million for the six months ended June 30, 2023 primarily consisted of $68.1 million in net proceeds from issuance of Series A-1 redeemable convertible preferred stock and $3.5 million in net proceeds from issuance of convertible notes payable, of which $2.2 million was from related parties.

Off-balance sheet arrangements

We currently do not have, and did not have during the periods presented, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Contractual obligations and commitments

Leases

We have entered into lease arrangements for facilities, which comprise of office and laboratory space, through March 31, 2031. As of June 30, 2024, our total fixed lease payment obligations outstanding are $45.8 million, of which $1.8 million is payable within 12 months.

License agreements

Our contractual obligations are expected to affect our liquidity and cash flows in future periods. Under our license agreements with our research institution partners, we are required to make payments upon successful completion and achievement of certain milestones as well as royalty payments upon sales of products covered by such licenses. The payment obligations under the license fees are recorded in accrued liabilities as such payments are not contingent on future events. The remaining payment obligations under the license agreements are contingent upon future events such as our achievement of specified development, clinical, regulatory, and commercial milestones. To the extent that the timing of these future milestone payments is not known, we have not included these fees in our condensed balance sheet as of June 30, 2024.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2024, management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, solely as a result of the material weakness in our internal control over financial reporting described below, as of June 30, 2024, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There are no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control financial reporting.

In preparing the financial statements as of and for the year ended December 31, 2022, we identified control deficiencies in the design and operation of our internal control over financial reporting that constituted material weaknesses, which remain unremediated as of June 30, 2024. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

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

We are a clinical-stage biotechnology company with a limited operating history. Biotechnology product development is a highly speculative undertaking and involves a substantial degree of risk. We have incurred significant losses since our inception in December 2019, have no products approved for commercial sale, have not generated any revenue from product sales, have financed our operations principally through private placements of convertible preferred stock, convertible promissory notes and our initial public offering of our common stock and expect to incur significant losses for the foreseeable future. We expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Our net loss was $44.3 million and $17.9 million for the three months ended June 30, 2024, and 2023, respectively, and $80.2 million and $30.6 million for the six months ended June 30, 2024, and 2023, respectively. As of June 30, 2024, we had an accumulated deficit of $225.3 million. Our losses have resulted principally from expenses incurred in connection with our research and development activities, including our clinical and preclinical development activities, as well as the buildout of our platform technologies such as our CD2 platform, and from general and administrative costs associated with our operations.

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

Because of the numerous risks and uncertainties associated with pharmaceutical and biotechnology products and drug development, including the development of cell therapy product candidates, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. If we are required by the U.S. Food and Drug Administration (FDA) or comparable foreign regulatory authorities to perform studies in addition to those we currently anticipate, or if there are any delays in commencing or completing our clinical trials or the development of any of our product candidates, our expenses could increase and any potential commercial revenue could be further delayed and become more uncertain, which will have a material adverse impact on our business.

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

In addition, under the terms of our license agreement with Oxford Biomedica for the manufacture and supply of lentiviral vectors for clinical and potentially commercial purposes, we may also be required to pay up to $14.3 million if certain development, regulatory and commercial milestones, in the aggregate, are achieved under our firi-cel and CRG-023 programs. Additionally, we are obligated to pay low single-digit percentage royalties on net sales of certain products generated under the Oxford Agreement. Further, under the terms of our license agreements we entered into with the NCI in 2022 and 2023, pursuant to which we obtained exclusive worldwide, royalty-bearing licenses under certain patent rights to research, develop, manufacture and commercialize products covered by such licensed patents, we may be required to pay up to $18.0 million and up to $17.8 million in milestone payments upon achievement of specific intellectual property, clinical and commercial milestone events, respectively, and low single-digit percentage royalties on net sales of products incorporating the licensed patent rights from the NCI. Additionally, under the terms of each license agreement with the NCI, in the event we are granted a priority review voucher (PRV), we would be obligated to pay the NCI a minimum of $5.0 million upon the sale, transfer or lease of the PRV or $0.5 million upon submission of the PRV for use by the FDA.

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
•
our ability to demonstrate to the satisfaction of the FDA or any comparable foreign regulatory authority that the applicable product candidate is safe, pure and potent, or effective for its intended uses;
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

We have experienced rapid growth since our inception in December 2019 and expect to continue to grow in the future. For example, as of December 31, 2019, we had no full-time employees and, as of June 30, 2024, we had grown to approximately 150 full-time employees. In addition, we have developed a broad portfolio of product candidates and discovery programs that includes one product candidate in a potentially pivotal Phase 2 clinical trial. We expect continued growth in the number of our employees and the scope of our operations, particularly as we continue our current and future clinical trials and preclinical studies, initiate and conduct IND-enabling studies and build out our clinical operations, as well as our platform technologies.

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

We have estimated and may in the future estimate, the timing of the accomplishment of various scientific, clinical, manufacturing, regulatory and other product development objectives. These milestones have and may in the future include our expectations regarding the commencement or completion of clinical trials and preclinical studies, data readouts, the submission of regulatory applications, the receipt of regulatory approval or the realization of other commercialization objectives. The achievement of many of these milestones may be outside of our control. All of these milestones are based on a variety of assumptions, including assumptions regarding capital resources, constraints and priorities, progress of and results from development activities and the receipt of key regulatory approvals or actions, any of which may cause the timing of achievement of the milestones to vary considerably from our estimates. If we fail to achieve announced milestones in the expected timeframes, the commercialization of our product candidates may be delayed, our credibility may be undermined, our business and results of operations may be harmed and the trading price of our common stock may decline.

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

Should any of these factors occur, our business, financial condition and results of operations could be materially adversely affected. Competing products could present superior treatment alternatives, including by being more effective, safer, more convenient, less expensive or marketed and sold more effectively than any products we may develop. Competitive products approaches may make any products we develop obsolete or noncompetitive before we recover the expense of developing and commercializing such products.

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

Even if the FDA or any comparable foreign regulatory authority approves any product candidates that we develop, physicians, healthcare providers, patients or the medical community may not accept or use them. Additionally, the product candidates that we are developing are based on our proprietary platforms, which are new technologies. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenues or any profits from operations. The degree of market acceptance of any of our product candidates will depend on a variety of factors, including:

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

We currently have a limited marketing, sales or supply chain infrastructure and we intend to either build out a sales and marketing infrastructure or outsource this function to a third-party. Either of these commercialization strategies carries substantial risks to us.

Given our stage of development, we currently have limited marketing, sales and end-to-end supply chain management capabilities. If any of our product candidates complete clinical development and are approved, we intend to either build out a sales and marketing organization with technical expertise and supporting end-to-end supply chain management capabilities to commercialize our product candidates in a legally compliant manner, or to outsource this function to a third-party. There are risks involved if we decide to build out our own sales and marketing capabilities or enter into arrangements with third parties to perform these services. We have no prior experience as a company in the marketing, sale and end-to-end supply chain management of biopharmaceutical products, and there are significant risks involved in building and managing a sales organization, including our ability to hire, retain and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products.

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
•
manufacturing sufficient quantities of necessary critical reagents such as viral vectors, and of our product candidates for use in our clinical trials;
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

Furthermore, given the nature of the diseases we are targeting, there is a significant risk of patient dropout due to disease progression, potential infections or illnesses (including COVID-19), or death during the course of our clinical trials. These factors could lead to increased rates of patient withdrawal from our trials, potentially impacting the integrity of our trial data and increasing the duration and cost of our clinical development programs. If a substantial number of patients drop out or miss critical follow-up assessments, we may be required to enroll additional patients, extending the timeline and increasing the cost of our clinical trials. This could delay our development programs and adversely affect our ability to demonstrate the efficacy and safety of our product candidates.

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

Moreover, adverse developments in clinical trials conducted by others of cell therapy products or product candidates, may cause the FDA and other regulatory bodies to revise the requirements for approval of any product candidates we may develop or limit the use of products utilizing our technologies, either of which could materially harm our business. For example, on November 28, 2023, the FDA announced that it was investigating reports of reports of T-cell malignancies, including chimeric antigen receptor CAR-positive lymphoma, in patients who received treatment with BCMA-or CD19-directed autologous CAR T cell immunotherapies, and in January 2024, the FDA required the manufacturers of certain CAR-T therapies to add boxed warnings to product labeling cautioning against the risk of T-cell malignancies, and has continued to update applicable warnings for these products. If we are able to successfully develop and obtain approval of any of our product candidates, the FDA may require such products to carry similar warnings or adopt other precautions that could adversely affect such products’ commercial prospects.

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

Prior to obtaining approval to commercialize a product candidate in the U.S. or abroad, we must demonstrate with substantial evidence from adequate and well-controlled clinical trials, and to the satisfaction of the FDA or comparable foreign regulatory authorities, that such product candidates are safe, pure and potent or efficacious for their intended uses and that we can consistently and reliably manufacture the product candidate.. Results from preclinical studies and clinical trials can be interpreted in different ways. Even if we believe available preclinical or clinical data support the safety, purity, potency or efficacy of our product candidates, such data may not be sufficient to obtain approval from the FDA and comparable foreign regulatory authorities. The FDA or comparable foreign regulatory authorities, as the case may be, may also require us to conduct additional preclinical studies or clinical trials for our product candidates either prior to or post-approval, or may object to elements of our clinical development program.

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

The accelerated approval pathway may be used in cases in which the advantage of a new biologic over available therapy may not be a direct therapeutic advantage but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional confirmatory studies to verify and describe the biologic’s clinical benefit. If such post-approval studies fail to confirm the biologic’s clinical benefit or are not completed in a timely manner, the FDA may withdraw its approval of the biologic on an expedited basis. Under the Food and Drug Omnibus Reform Act of 2022, the FDA was provided new statutory authority to mitigate potential risks to patients from continued marketing of ineffective drugs previously granted accelerated approval. Under these provisions, the FDA may require a sponsor of a product seeking accelerated approval to have a confirmatory trial underway prior to such approval being granted. Specifically, FDA guidance relating to accelerated approval of oncology therapeutics indicates that a confirmatory trial for a particular oncology product candidate should be underway when the related BLA is submitted to the FDA and also states that the FDA may require that a confirmatory trial for a particular oncology product candidate be well underway, if not fully enrolled, by the time of the accelerated approval action. For example, in March 2024, the FDA issued complete response letters concerning Regeneron Pharmaceuticals, Inc.’s BLA for odronextamab for the treatment of lymphoma due to the enrollment status of confirmatory Phase 3 trials. Application of this guidance and related rules to one or more of our product candidates may result in a delay of the FDA review and approval process despite any earlier beneficial regulatory designation such product candidates may have received.

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

A designation from the FDA, even if granted for any of our product candidates, may not lead to a faster development or regulatory review or approval process, and does not increase the likelihood that our product candidates will receive FDA approval.

The FDA and comparable foreign regulatory authorities offer certain designations for product candidates that are designed to encourage the research and development of product candidates that are intended to address conditions with significant unmet medical need. These designations may confer benefits, but there can be no assurance that we will successfully obtain any such designations for any product candidates. In addition, while such designations could expedite the development or approval process, they generally do not change the standards for approval. Even if we obtain such designations for one or more of our current or future product candidates, there can be no assurance that we will realize their intended benefits.

For example, we seek Breakthrough Therapy designations for firi-cel and any other product candidates where we believe the clinical data support such designation. A “Breakthrough Therapy” is defined as a drug or biologic that is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition, where preliminary clinical evidence indicates that the drug or biologic may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For product candidates that have been designated as Breakthrough Therapies, increased interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Biologics designated as Breakthrough Therapies also receive the same benefits associated with the FDA’s Fast Track designation program, including eligibility for rolling review of a submitted BLA, if the relevant criteria are met.

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

In addition, we may seek regenerative medicine advanced therapy (RMAT) designation for firi-cel and any other product candidates where we believe the clinical data support such designation. Our CAR T-cell products may qualify as regenerative medicine therapies under the FDA’s RMAT program, which is designed to expedite development and review of therapies intended to treat serious or life-threatening diseases. If granted, RMAT designation could provide benefits such as early interactions with the FDA to discuss potential surrogate or intermediate endpoints for accelerated approval, eligibility for priority review, and the ability to meet post-approval requirements through real-world evidence. However, RMAT designation is discretionary, and the FDA may disagree with our assessment of our CAR T-cell therapies’ eligibility. Even if granted, RMAT designation does not guarantee a faster development or review process, nor does it ensure FDA approval. The FDA may later determine that our CAR T-cell product candidates no longer meet RMAT criteria, potentially causing delays and additional costs in our development programs. Furthermore, the benefits of RMAT designation may not materialize as expected; for instance, the use of surrogate endpoints for accelerated approval may not be deemed appropriate for our specific CAR T-cell therapies. The complex nature of CAR T-cell therapies, including challenges in manufacturing, characterization, and long-term follow-up of genetically modified cells, may complicate the application of RMAT benefits. Additionally, as the field of CAR T-cell therapy rapidly evolves, changes in the regulatory landscape could affect our ability to obtain or maintain RMAT designations. For example, if long-term safety concerns arise across CAR T-cell therapies, the FDA may revise its approach to RMAT designation or post-approval requirements for this class of products.

Designations, such as a Breakthrough Therapy and RMAT is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of designation for a product candidate may not result in a faster development process, review or approval compared to drugs considered for approval under standard FDA review procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify as Breakthrough Therapies, the FDA may later decide that the product candidate no longer meets the conditions for qualification and rescind the designation, or otherwise decide that the time period required for FDA review or approval will not be reduced.

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

If we participate in the Medicaid Drug Rebate Program or other governmental pricing programs, in certain circumstances, our products would be subject to ceiling prices set by such programs, which could reduce the revenue we may generate from any such products. Participation in such programs would also expose us to the risk of significant civil monetary penalties, sanctions and fines should we be found to be in violation of any applicable obligations. The Centers for Medicare & Medicaid Services (CMS) is also developing new reimbursement models, such as the Cell and Gene Therapy (CGT) Access Model. While currently voluntary, the CGT Access Model is structured as an outcomes-based initiative, meaning reimbursement may be tied to the effectiveness of the therapy, which may differ from clinical trial results. These evolving reimbursement landscapes create substantial uncertainty and may significantly impact our ability to generate revenue from any approved products.

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

In addition, in the event that we develop companion diagnostic tests for use with our products, if approved, such companion diagnostic tests may require coverage and reimbursement separate and apart from the coverage and reimbursement for their companion pharmaceutical product. For example, in the outpatient setting, the need for separate reimbursement of companion diagnostic tests could create additional payment complexities for our product candidates, if approved, and may delay or limit their adoption. In the inpatient setting, where companion diagnostic tests are typically not reimbursed separately, hospitals may be reluctant to adopt our therapies if they perceive the associated companion diagnostic tests as an additional unreimbursed expense, in which case we may need to consider subsidizing the costs of companion diagnostic tests, which would adversely affect our profitability. The unavailability of adequate reimbursement for companion diagnostic tests could reduce healthcare providers’ willingness to prescribe and patients’ willingness to use our products, thereby limiting our revenue. Similar challenges to obtaining coverage and reimbursement applicable to pharmaceutical products will apply to companion diagnostics tests.

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

Specifically, due to the high cost of CAR T-cell therapies, payors may be reluctant to provide coverage or may impose significant restrictions on reimbursement or require additional rebates to participate in recent payment model initiatives. These challenges could include: implementing high co-payments that patients may find unaffordable, imposing stringent prior authorization requirements, limiting coverage to specific patient populations or conditions potentially narrower than any approved label, requiring additional levels of approval for subsequent CAR T-cell therapies after an initial treatment, and mandating outcomes-based payment models that tie reimbursement to clinical effectiveness. Further, payors may adopt more conservative reimbursement approaches, which could result in more restrictive utilization management tools, potentially delaying or denying coverage for some patients. Delays in obtaining reimbursement approvals may cause healthcare professionals to consider alternative, less expensive, or less logistically complex treatment options, particularly for patients with rapidly progressing disease. Furthermore, Medicare’s coverage of CAR T-cell therapies is currently limited to those meeting specific criteria set forth in a national coverage decision. If we are unable to secure favorable coverage and reimbursement terms, healthcare providers may be hesitant to prescribe our therapies, and patients may be unable to afford treatment. This could substantially limit the adoption of our product candidates, if approved, and materially adversely affect our business, financial condition, and results of operations.

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

There is no guarantee that any of our CROs, CDMOs, investigators or other third parties will devote adequate time and resources to such trials or studies or perform as contractually required, including in compliance with GCPs and GMPs. Third parties may have staffing difficulties, may undergo changes in priorities or may become financially distressed, adversely affecting their willingness or ability to conduct our trials or studies. If any of these third parties fails to meet expected deadlines, carry out their contractual duties or obligations, adhere to our clinical protocols or meet regulatory requirements or otherwise perform in a substandard manner, our clinical trials may be extended, delayed or terminated. In addition, many of the third parties with whom we contract may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other activities that could harm our competitive position.

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

We are dependent on patents, know-how, and proprietary technology, both our own and licensed from others. We are a party to intellectual property license agreements and in the future, we may enter into additional license agreements. For example, with respect to developing our product candidates, we have licensed certain intellectual property from the NCI, Oxford and Stanford University. These license agreements impose, and we expect that future license and acquisition agreements will impose, various diligence, milestone payment, royalty and other obligations on us. If we fail to comply with our obligations under current or future intellectual property license agreements, we may be required to pay damages and the licensor may have the right to terminate the license. Any termination of these licenses could result in the loss of significant rights and could harm our ability to develop, manufacture, use and/or commercialize our product candidates or platform technologies. See the section titled “Business—Intellectual property—License agreements” included in our Annual Report on Form 10-K for the year ended December 31, 2023 for additional information regarding these key agreements.

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

Numerous U.S. and foreign issued patents and pending patent applications owned by third parties exist in the fields in which we are developing our product candidates. We cannot provide any assurances that valid third-party patents do not exist which might be enforced against our current product candidates or future products, resulting in either an injunction prohibiting our sales, or, with respect to our sales, an obligation on our part to pay royalties and/or other forms of compensation to third parties. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may give rise to claims of infringement of the patent rights of others. Third parties may assert that we infringe their patents or other intellectual property, or that we are otherwise employing their proprietary technology without authorization and may sue us. There may be third-party patents of which we are currently unaware with claims to compositions, formulations, methods of manufacture or methods of use or treatment that cover our product candidates. We are aware of certain third-party patents, including by parties such as Juno Therapeutics, Kite Pharma, the United States Department of Health and Human Services, University of Pennsylvania, and Fred Hutchinson Cancer Research Center with claims to compositions and methods that may be relevant to our product candidates. We believe that we have reasonable defenses against possible allegations of infringement, such as noninfringement or invalidity defenses. There can be no assurance that these defenses will succeed. It is also possible that patents owned by third parties of which we are aware or might become aware, but which we believe are not valid, or do not believe are relevant to our product candidates and other proprietary technologies we may develop, could be found to be infringed by our product candidate. Because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our product candidates may infringe. In addition, third parties, our competitors in both the United States and abroad, many of which have substantially greater resources and have made substantial investments in patent portfolios and competing technologies, may have applied for or obtained, or may apply for or obtain patents in the future that may prevent, limit or otherwise interfere with our ability to make, use and sell our product candidates, and may claim that use of our technologies or the manufacture, use or sale of our product candidates infringes upon these patents. As the number of competitors in our market grows and the number of patents issued in this area increases, the possibility of patent infringement claims against us may increase. Moreover, individuals and groups that are non-practicing entities, commonly referred to as “patent trolls,” purchase patents and other intellectual property assets for the purpose of making claims of infringement in order to extract settlements. From time to time, we may receive threatening letters, notices or “invitations to license,” or may be the subject of claims that our product candidates or technologies and business operations infringe, misappropriate or otherwise violate the intellectual property rights of others. If any such third-party patents were held by a court of competent jurisdiction to cover our technologies or product candidates, or if we are found to otherwise infringe a third-party’s intellectual property rights, the holders of any such patents may be able to block, including by court order, our ability to develop, manufacture or commercialize the applicable product candidate unless we obtain a license under the applicable patents or other intellectual property, or until such patents expire or are finally determined to be held invalid or unenforceable. Such a license may not be available on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, our ability to commercialize our product candidates may be impaired or delayed, which could in turn significantly harm our business.

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

To remediate these material weaknesses, we are in the process of implementing measures designed to review and document financial processes and controls, formalizing policies and procedures to improve our internal controls over financial reporting, as well as hiring of qualified resources to the finance department, including supervisory roles. As of June 30, 2024, these material weaknesses have not yet been remediated.

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

Our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates own a significant majority of our outstanding voting stock as of June 30, 2024. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

In May 2024, we issued and sold 6,471,000 shares of our common stock for a purchase price of $17.00 per share in a private placement. The issuance of the shares was exempt from registration pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act of 1933, as amended.

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

Item 5. Other Information.

(c) Insider Adoption or Termination of Trading Arrangements

No director or officer adopted or terminated a trading arrangement for the purchase of Company securities for the quarterly period ended June 30, 2024 that is either (1) a contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), or a "Rule 10b5-1 trading arrangement", or (2) a "non-Rule" 10b5-1 trading arrangement" (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits.

		Incorporated by Reference			Filed
Exhibit Number	Description	Form	Date	Number	Herewith
3.1	Amended and Restated Certificate of Incorporation, as amended, currently in effect.	8-K	11/14/2023	3.1
3.2	Bylaws, as amended, currently in effect.	8-K	11/14/2023	3.2
4.1	Reference is made to Exhibits 3.1 through 3.2				X
4.2	Form of Common Stock Certificate.	S-1/A	11/6/2023
4.3	Amended and Restated Investors’ Rights Agreement, dated February 9, 2023, by and among the Registrant and the investors listed therein.	S-1/A	11/6/2023	4.3
4.4	Form of Securities Purchase Agreement, dated May 28, 2024, by and among the Company and the Purchasers	8-K	5/28/2024	10.1
10.1†	Sublease Agreement, dated July 1, 2024, by and between the Company and Vaxcyte, Inc.	8-K	7/8/2024	10.1
10.2	Second Amendment to Sublease Agreement, dated June 21, 2024, by and between BigHat Biosciences, Inc. and CARGO Therapeutics, Inc. (f/k/a Syncopation Life Sciences, Inc.)				X
10.3#	Amended and Restated Non-Employee Director Compensation Program				X
31.1+	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2+	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

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

CARGO Therapeutics, Inc.

Date: August 12, 2024	By:	/s/ Gina Chapman
Gina Chapman
Chief Executive Officer

Date: August 12, 2024	By:	/s/ Anup Radhakrishnan
Anup Radhakrishnan
Chief Financial Officer