Form 10-Q
period 2024-09-30
CARGO Therapeutics, Inc.
filed 2024-11-12
CIK 1966494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 7, 2024, the registrant had 46,027,727 shares of common stock, $0.001 par value per share, outstanding.

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

v

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CARGO THERAPEUTICS, INC.

Condensed Balance Sheets

(in thousands, except share and per share data)

	September 30, 2024	December 31, 2023
	(Unaudited)	(Note 2)
Assets
Current assets:
Cash and cash equivalents	$71,176	$405,732
Marketable securities	333,672	—
Prepaid expenses and other current assets	5,170	3,745
Total current assets	410,018	409,477
Operating lease right-of-use assets	24,063	28,222
Restricted cash	567	567
Property and equipment, net	11,659	10,379
Other non-current assets	4,654	4,391
Total assets	$450,961	$453,036

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,372	$5,013
Accrued clinical and research and development expenses	8,595	7,242
Accrued expenses and other current liabilities	7,532	6,629
Operating lease liabilities, current	143	2,278
Total current liabilities	21,642	21,162
Operating lease liabilities, non-current	28,441	26,263
Other non-current liabilities	—	225
Total liabilities	50,083	47,650

Stockholders’ equity:
Common stock	46	41
Additional paid-in capital	667,410	550,491
Accumulated other comprehensive income	635	—
Accumulated deficit	(267,213)	(145,146)
Total stockholders’ equity	400,878	405,386
Total liabilities and stockholders’ equity	$450,961	$453,036

The accompanying notes are an integral part of these unaudited condensed financial statements.

CARGO THERAPEUTICS, INC.

Condensed Statements of Operations and Comprehensive Loss

(unaudited, in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$35,932	$22,233	$103,893	$48,724
General and administrative	11,180	6,478	33,343	13,030
Total operating expenses	47,112	28,711	137,236	61,754
Loss from operations	(47,112)	(28,711)	(137,236)	(61,754)
Interest income	5,403	894	15,395	1,577
Interest expense	—	—	—	(1,604)
Net change in fair value of redeemable convertible preferred stock tranche obligations	—	(7,651)	—	(8,343)
Change in fair value of derivative liabilities	—	—	—	6,453
Loss on extinguishment of convertible notes	—	—	—	(2,316)
Other expense, net	(199)	(3)	(226)	(83)
Net loss	$(41,908)	$(35,471)	$(122,067)	$(66,070)
Other comprehensive loss:
Unrealized gain on marketable securities	958	—	635	—
Comprehensive loss	$(40,950)	$(35,471)	$(121,432)	$(66,070)
Net loss per share attributable to common stockholders, basic and diluted	$(0.88)	$(47.37)	$(2.77)	$(98.15)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	47,664,309	748,862	44,014,886	673,175

The accompanying notes are an integral part of these unaudited condensed financial statements.

CARGO THERAPEUTICS, INC.

Condensed Statements of Stockholders’ Equity

(unaudited, in thousands, except share data)

				Accumulated
	Common Stock		Additional Paid-In	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2023	41,205,551	$41	$550,491	$—	$(145,146)	$405,386
Exchange of common stock for pre-funded warrants	(1,842,499)	(2)	(23)	—	—	(25)
Exercise of stock options	5,595	—	26	—	—	26
Vesting of restricted stock	—	—	11	—	—	11
Stock-based compensation	—	—	3,904	—	—	3,904
Net loss	—	—	—	—	(35,811)	(35,811)
Other comprehensive loss	—	—	—	(279)	—	(279)
Balances at March 31, 2024	39,368,647	39	554,409	(279)	(180,957)	373,212
Issuance of common stock in private placement, net of issuance costs of $7,119	6,471,000	7	102,881	—	—	102,888
Exercise of stock options	22,744	—	80	—	—	80
Vesting of restricted stock	—	—	11	—	—	11
Stock-based compensation	—	—	4,302	—	—	4,302
Net loss	—	—	—	—	(44,348)	(44,348)
Other comprehensive loss	—	—	—	(44)	—	(44)
Balances at June 30, 2024	45,862,391	46	661,683	(323)	(225,305)	436,101
Exercise of stock options	127,631	—	783	—	—	783
Vesting of restricted stock	—	—	13	—	—	13
Stock-based compensation	—	—	4,931	—	—	4,931
Net loss	—	—	—	—	(41,908)	(41,908)
Other comprehensive income	—	—	—	958	—	958
Balances at September 30, 2024	45,990,022	$46	$667,410	$635	$(267,213)	$400,878

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

CARGO THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(unaudited, in thousands)

	Nine months ended September 30,
	2024	2023
OPERATING ACTIVITIES
Net loss	$(122,067)	$(66,070)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	13,137	1,707
Amortization of operating lease right-of-use assets	3,835	1,631
Depreciation	1,876	960
Loss from disposal of property and equipment	156	—
Acquired in-process research and development	270	1,225
Accretion on investments in marketable securities	(4,233)	—
Change in fair value of derivative liabilities	—	(6,453)
Loss on extinguishment of convertible notes	—	2,316
Noncash interest expense	—	1,604
Net change in fair value of redeemable convertible preferred stock tranche obligations	—	8,343
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,525)	(1,017)
Other non-current assets	(263)	(3,550)
Accounts payable	1,053	3,297
Accrued clinical and research and development expenses	1,908	5,120
Accrued expenses and other current liabilities	631	203
Operating lease liabilities	367	(1,498)
Net cash used in operating activities	(104,855)	(52,182)
INVESTING ACTIVITIES
Purchases of marketable securities	(489,461)	—
Proceeds from sales and maturities of marketable securities	160,657	—
Purchase of property and equipment	(3,817)	(5,660)
Proceeds from sale of property and equipment	223	—
Purchase of in-process research and development	(950)	(358)
Net cash used in investing activities	(333,348)	(6,018)
FINANCING ACTIVITIES
Proceeds from issuance of common stock in private placement, net of issuance costs	102,888	—
Proceeds from issuance of convertible notes, net of issuance costs - related party	—	2,212
Proceeds from issuance of convertible notes, net of issuance costs	—	1,286
Proceeds from issuance of redeemable convertible preferred stock and tranche obligations, net of issuance costs	—	113,909
Proceeds from exercise of stock options	889	8
Payment of deferred initial public offering costs	(105)	(743)
Payment of transaction costs for exchange of common stock for warrants	(25)	—
Net cash provided by financing activities	103,647	116,672
Net (decrease) increase in cash, cash equivalents and restricted cash	(334,556)	58,472
Cash, cash equivalents, and restricted cash at beginning of period	406,299	1,872
Cash, cash equivalents, and restricted cash at end of period	$71,743	$60,344
COMPONENTS OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
Cash and cash equivalents	$71,176	$60,344
Restricted cash	567	—
Total cash, cash equivalents, and restricted cash	$71,743	$60,344

CARGO THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(unaudited, in thousands)

	Nine months ended September 30,
	2024	2023
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES
Reclassification of tranche obligation asset to Series A-1 redeemable convertible preferred stock	$—	$1,910
Exchange of common stock for pre-funded warrants	$37,600	$—
Conversion of convertible notes to shares of Series A-2 redeemable convertible preferred stock	$—	$35,576
Reclassification of shares of Series Seed redeemable convertible preferred stock to mezzanine equity	$—	$9,830
Purchase of property and equipment in accounts payable and accrued expenses and other current liabilities	$601	$1,741
In-process research and development costs in accounts payable, accrued clinical and research and development expenses, and other non-current liabilities	$493	$1,250
Deferred offering costs related to initial public offering included in accounts payable, accrued expenses and other current liabilities	$—	$1,945

The accompanying notes are an integral part of these unaudited condensed financial statements.

CARGO THERAPEUTICS, INC.

Notes to Unaudited Condensed Financial Statements

1. Organization

Description of the business

CARGO Therapeutics, Inc. (the “Company”) was incorporated in the state of Delaware in December 2019 as Syncopation Life Sciences, Inc. and changed its name to CARGO Therapeutics, Inc. in September 2022. It is a clinical-stage biotechnology company positioned to advance next generation, potentially curative cell therapies for cancer patients. The Company’s programs, platform technologies, and manufacturing strategy are designed to directly address the key limitations of approved cell therapies, including limited durability of effect, suboptimal safety and unreliable supply. The Company’s lead program, firicabtagene autoleucel (firi-cel) (previously CRG-022), an investigational autologous CD22 chimeric antigen receptor (“CAR”) T-cell therapy, has demonstrated robust safety, activity and manufacturability in clinical trials and is currently being studied in a potentially pivotal Phase 2 clinical trial for the treatment of large B-cell lymphoma (“LBCL”). The Company is also leveraging its proprietary cell engineering platform technologies to develop a pipeline of programs that incorporate multi-functional genetic “cargo” designed to enhance CAR T-cell persistence, as well as help safeguard against tumor resistance and T-cell exhaustion. The Company’s most advanced preclinical program, CRG-023, a tri-specific CAR T designed with the goal of providing more patients with a broad range of B-cell malignancies with durable responses by addressing several known causes of relapse associated with existing CAR T-cell therapies such as tumor antigen loss (e.g., CD19), loss of co-stimulation (e.g., CD58) and T cell exhaustion, resulting in a potential best-in-class CAR T-cell therapy. CRG-023 targets the B-cell lineage antigens (CD19, CD20, CD22) via tri-cistronic expression of 3 distinct CARs from a single lentiviral vector, each with its own co-stimulatory domain. One co-stimulatory domain incorporates CD2 signaling into the tri-specific CAR T cell, the design of which has been informed by immune-evasion and CAR T-cell resistance mediated by the loss of CD58 (the ligand of the CD2 co-stimulatory receptor).

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

CARGO THERAPEUTICS, INC.

Notes to Unaudited Condensed Financial Statements

Liquidity

Since inception, the Company has incurred significant operating losses and negative cash flows, and it expects that it will continue to incur losses and negative cash flows for the foreseeable future as it continues its research and development efforts, advances its product candidates through preclinical and clinical development, enhances its platforms and programs, expands its product pipeline, seeks regulatory approval, prepares for commercialization, hires additional personnel, protects its intellectual property and grows its business. As of and for the nine months ended September 30, 2024, the Company had an accumulated deficit of $267.2 million, cash and cash equivalents and marketable securities of $404.8 million and negative cash flows from operations of $104.9 million. The Company believes its existing cash and cash equivalents and marketable securities will be sufficient to support operations for at least 12 months from the issuance of these unaudited condensed financial statements.

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

Reclassifications

Certain reclassifications of previously reported amounts have been made to conform to the current period presentation. Specifically, interest income was previously presented within other income (expense), net for the three and nine months ended September 30, 2023 in the Quarterly Report on Form 10-Q filed with the SEC on December 13, 2023. Interest income is presented separately in the unaudited condensed statement of operations and comprehensive loss within these financial statements.

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

Unaudited interim condensed financial statements

The condensed balance sheet as of September 30, 2024 and the condensed statements of operations and comprehensive loss, condensed statement of stockholders’ equity, and condensed statement of redeemable convertible preferred stock and stockholders’ equity (deficit) for the three and nine months ended September 30, 2024, and 2023 and condensed statements of cash flows for the nine months ended September 30, 2024, and 2023 are unaudited. These unaudited condensed financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for the fair statement of the Company’s financial position, results of operations and cash flows for the interim periods presented. The condensed results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the full year or for any other future

CARGO THERAPEUTICS, INC.

Notes to Unaudited Condensed Financial Statements

annual or interim period. The condensed balance sheet as of December 31, 2023 included herein was derived from the audited financial statements as of that date. These condensed financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 21, 2024.

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

Carrying amounts of certain of the Company’s financial instruments including, cash and cash equivalents, prepaid expenses and other current assets, accounts payable, accrued clinical and research and development expenses, and accrued expenses and other current liabilities approximate fair value due to the short-term nature of these instruments.

CARGO THERAPEUTICS, INC.

Notes to Unaudited Condensed Financial Statements

The following table presents the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy as of September 30, 2024:

	Valuation	Amortized	Unrealized	Unrealized	Fair
	Hierarchy	Cost	Gains	Losses	Value
		(in thousands)
Assets:
Cash equivalents:
Money market funds	Level 1	$70,174	$—	$—	$70,174
Total		$70,174	$—	$—	$70,174

Marketable securities:
U.S. government and agencies securities	Level 2	$196,278	$305	$(2)	$196,581
U.S. Treasury securities	Level 2	136,759	332	—	137,091
Total		$333,037	$637	$(2)	$333,672

Total assets		$403,211	$637	$(2)	$403,846

The Company’s marketable securities as of September 30, 2024 mature within one year.

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

During the three and nine months ended September 30, 2024, and 2023, the Company did not recognize an allowance for credit-related losses or an other-than-temporary impairment charge for any of its investments.

4. Balance Sheet Components

Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following:

	September 30, 2024	December 31, 2023
	(in thousands)
Interest receivable	$1,699	$316
Other receivables	1,173	1,423
Prepaid research and development	1,707	825
Prepaid other	591	1,181
Total prepaid expenses and other current assets	$5,170	$3,745

CARGO THERAPEUTICS, INC.

Notes to Unaudited Condensed Financial Statements

Property and equipment, net

Property and equipment, net consisted of the following:

	September 30, 2024	December 31, 2023
	(in thousands)
Laboratory equipment	$13,117	$9,644
Furniture and fixtures	120	87
Computer equipment	680	593
Leasehold improvements	564	134
Construction in progress	691	1,833
Property and equipment at cost	15,172	12,291
Less: accumulated depreciation	(3,513)	(1,912)
Property and equipment, net	$11,659	$10,379

Depreciation expense for the three months ended September 30, 2024, and 2023 was $0.7 million and $0.5 million, respectively, and for nine months ended September 30, 2024, and 2023 was $1.9 million and $1.0 million, respectively.

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30, 2024	December 31, 2023
	(in thousands)
Accrued compensation and related expenses	$5,589	$5,391
Accrued purchases of property and equipment	515	112
Accrued deferred offering costs	—	95
Other	1,428	1,031
Total accrued expenses and other current liabilities	$7,532	$6,629

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

In July 2024, the Company entered into an agreement with a third party to sublease approximately 38,200 square feet of the Company’s headquarters in San Carlos, California. The sublease term ends on June 30, 2026 with the third party having the option to extend the term for 12 months, unless sooner terminated or cancelled in accordance with the terms and conditions of the sublease or the Company intends to reoccupy the space. The sublease did not relieve the Company of its obligations under the primary lease, and therefore the Company did not adjust the right-of-use asset and the operating lease liability. The total undiscounted lease payments for the initial term of the sublease are $4.6 million as of September 30, 2024.

The Company also leases 31,117 square feet of lab and office space in San Mateo, California which expires in November 2024. The Company was a sublessor in two agreements for a combined 2,300 square feet of the Company’s leased premises which expired in May 2023 and October 2023. In the second quarter of 2024, the Company approved the plan to cease use of the San Mateo leased premises with a planned abandonment date of August 15, 2024. In June 2024, the Company executed an amendment to terminate one of the two leases in San Mateo effective August 15, 2024. As a result, in the second quarter of 2024, the Company reduced the operating lease liability and right-of-use asset of the modified lease by $0.3 million. The Company also accelerated the amortization of the right-of-use asset

CARGO THERAPEUTICS, INC.

Notes to Unaudited Condensed Financial Statements

for the remaining leased premises and related leasehold improvements to recognize amortization on a straight-line basis between the approval date and the abandonment date.

The future payments associated with the Company’s operating lease liabilities as of September 30, 2024 were as follows:

Amount
(in thousands)
2024 (remaining three months)	$145
2025	4,676
2026	7,224
2027	7,441
2028	7,664
Thereafter	18,119
Total undiscounted lease payments	45,269
Less: imputed interest	(16,685)
Total operating lease liabilities	$28,584

A summary of total lease costs and other information for the periods relating to the Company’s operating leases was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(in thousands)
Operating lease cost	$2,035	$683	$6,702	$1,929
Variable lease cost	847	168	2,525	476
Sublease income	(568)	(60)	(568)	(280)
Total lease cost	$2,314	$791	$8,659	$2,125

	September 30, 2024	December 31, 2023
Other information:
Weighted-average remaining lease term (in years)	6.5	6.7
Weighted-average discount rate	13.7%	13.6%

Supplemental cash flow and noncash information related to the Company’s operating leases was as follows:

	Nine months ended September 30,
	2024	2023
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$2,500	$1,804
Right-of-use assets obtained in exchange for lease obligations	$—	$2,291
Decrease in right-of-use assets and liabilities from lease modifications	$324	$—

6. Common stock

Common stock issued and outstanding on the unaudited condensed balance sheets and statements of stockholders’ equity includes shares related to restricted stock that are subject to repurchase and therefore are excluded from the reserved common stock in the table below.

CARGO THERAPEUTICS, INC.

Notes to Unaudited Condensed Financial Statements

The Company’s reserved common stock, on an as-converted basis for issuance was as follows:

	September 30, 2024	December 31, 2023
Common stock options issued and outstanding under the Plan	6,060,968	3,720,455
Common stock issuable upon exercise of pre-funded warrants	1,842,499	—
Remaining shares available for issuance under the Plan	3,457,652	3,893,858
Remaining shares available for issuance under the ESPP	798,780	386,725
Total reserved common stock	12,159,899	8,001,038

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

7. Stock-Based Compensation

2023 Incentive Award Plan

In November 2023, the Company's board of directors adopted the 2023 Incentive Award Plan (the “2023 Plan”). On January 1, 2024, the shares of common stock authorized for issuance under the 2023 Plan increased by 2,060,277 shares and as of September 30, 2024, a total of 3,457,652 shares of common stock were available for future issuance under the 2023 Plan.

CARGO THERAPEUTICS, INC.

Notes to Unaudited Condensed Financial Statements

Stock options

Stock option activity for the nine months ended September 30, 2024 was as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	3,720,455	$7.61	9.49	$57,821
Granted	2,751,102	23.07
Exercised	(155,970)	5.70
Cancelled and forfeited	(254,619)	13.97
Outstanding at September 30, 2024	6,060,968	$14.41	9.01	$37,216
Vested and expected to vest, September 30, 2024	6,060,968	$14.41	9.01	$37,216
Exercisable at September 30, 2024	1,074,989	$11.79	8.51	$9,000

Aggregate intrinsic value in the above table is calculated as the difference between the exercise price of the options and the Company’s estimated fair value of its common stock as of September 30, 2024 and December 31, 2023.

The aggregate intrinsic value of options exercised during the three months ended September 30, 2024 and 2023 was $1.8 million and $39,000, respectively, and during the nine months ended September 30, 2024 and 2023 was $2.3 million and $46,000, respectively. The estimated weighted-average grant-date fair value of options granted during the nine months ended September 30, 2024 and 2023 was $18.32 and $5.17 per share, respectively. As of September 30, 2024, there was $54.4 million of unrecognized stock-based compensation related to stock options, which is expected to be recognized over a weighted-average period of 3.1 years.

Restricted stock awards

The following table summarizes the Company’s restricted stock activity.

	Number of Awards	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2023	239,699	$0.93
Vested	(169,035)	1.00
Unvested as of September 30, 2024	70,664	$0.76

The purchase price of the restricted stock awards is the fair value of common stock as determined by the board of directors at the issuance date. The shares generally vest monthly over four years from the grant date.

The Company recorded $0.1 million as a share repurchase liability for restricted stock awards in accrued expenses and other current liabilities on the unaudited condensed balance sheets as of September 30, 2024 and December 31, 2023.

As of September 30, 2024, unrecognized stock-based compensation expense related to outstanding unvested restricted stock awards was $35,000, which is expected to be recognized over a weighted-average period of 1.5 years.

CARGO THERAPEUTICS, INC.

Notes to Unaudited Condensed Financial Statements

Stock‑based compensation expense

Total stock-based compensation expense recorded in the unaudited condensed statements of operations and comprehensive loss was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(in thousands)
General and administrative	$3,048	$587	$7,889	$1,014
Research and development	1,883	497	5,248	693
Total stock-based compensation expense	$4,931	$1,084	$13,137	$1,707

The estimated grant-date fair value of awards granted was calculated based on the following assumptions:

Nine months ended September 30,
	2024	2023
Expected term (in years)	5.3 - 6.1	1.3 - 6.4
Expected volatility	85.7% - 104.1%	84.6% - 87.2%
Expected dividend	—	—
Risk-free interest rate	3.5% - 4.7%	3.2% - 4.6%

Employee Stock Purchase Plan

On November 14, 2023, the Company's board of directors adopted the 2023 Employee Stock Purchase Plan (the “ESPP”) which became effective immediately. On January 1, 2024, the number of shares of common stock authorized for issuance under the ESPP increased automatically by 412,055 shares and as of September 30, 2024, a total of 798,780 shares were available for future issuance under the ESPP. There were no shares issued under the ESPP during the three and nine months ended September 30, 2024.

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

The Company recorded research and development expense pursuant to the Stanford License of $20,000 during the three and nine months ended September 30, 2024, and $10,000 during three and nine months ended September 30, 2023.

In addition to annual license maintenance fees of up to $0.1 million per year, the Company may be required to pay up to $7.5 million upon achievement of sales milestones, up to $4.0 million upon achievement of development milestone events for each product covered by licensed patent rights, including upon initiation of specific clinical trials

CARGO THERAPEUTICS, INC.

Notes to Unaudited Condensed Financial Statements

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

Oxford license and supply agreement

In June 2022, the Company entered into a License and Supply Agreement (the “Oxford Agreement”), with OXB (UK) Limited (“Oxford”) for the manufacture and supply of lentiviral vectors for clinical and potentially commercial purposes by the Company. Pursuant to the Oxford Agreement, Oxford granted to the Company a non-exclusive worldwide, sub-licensable, royalty-bearing license under certain intellectual property rights for the purposes of research, development, manufacturing and commercialization of products transduced with the vectors manufactured by Oxford or by the Company following a technology transfer by Oxford, which products are directed against certain initial targets, and upon payment of certain fees, additional targets as agreed by Oxford and the Company.

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

No research and development expense related to the license was recorded during the three and nine months ended September 30, 2024. The Company recorded research and development expense related to the license of $0.3 million during the three and nine months ended September 30, 2023.

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

CARGO THERAPEUTICS, INC.

Notes to Unaudited Condensed Financial Statements

As consideration for the licenses granted under the 2022 NCI License, the Company is required to pay the NCI a non-refundable license fee of $0.6 million, of which $0.2 million was paid in 2022, $0.1 million was paid in 2023 and $0.2 million was paid in March 2024, and the remaining balance of $0.1 million is payable on the third anniversary of the effective date of the agreement. The Company accrued the non-refundable upfront fees of $0.4 million upon entering into the 2022 NCI License. Non-refundable upfront fees of $0.1 million were accrued in accrued clinical and research and development expenses as of both September 30, 2024, and December 31, 2023, and as of December 31, 2023, $0.2 million, is classified as other non-current liabilities on the unaudited condensed balance sheet. The Company determined that the purchase of the license under the 2022 NCI License represented an asset acquisition as it did not meet the definition of a business. As the acquired license represented IPR&D assets with no alternative future use, the Company recorded the initial consideration of $0.6 million under the 2022 NCI License as research and development expense in March 2022, upon entering into the 2022 NCI License. The Company recorded research and development expense related to the license of $0.2 million and $0.6 million during the nine months ended September 30, 2024, and 2023, respectively, and of $0.1 million and $0.5 million during the three months ended September 30, 2024, and 2023, respectively.

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

Unless earlier terminated, the 2022 NCI License will expire upon the expiration of the last to expire of the licensed patent rights. The NCI may terminate or modify the 2022 NCI License in the event of an uncured material breach, including, but not limited to, if the Company does not meet certain milestones by certain dates, or upon certain insolvency events that remain uncured following the date that is 90 days following written notice of such breach or insolvency event. The Company may terminate the license, or any portion thereof, at its sole discretion at any time upon 60 days written notice to the NCI.

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

CARGO THERAPEUTICS, INC.

Notes to Unaudited Condensed Financial Statements

the 2023 NCI License in February 2023, the Company recorded the initial consideration of $0.4 million under the 2023 NCI License, consisting of the non-refundable upfront fees, as research and development expense.

The Company recorded research and development expense of $50,000 and $0.4 million related to the minimum annual royalty, the license issue royalty, the reimbursement of past patent application expenses during the nine months ended September 30, 2024, and 2023, respectively. No research and development expense related to the license was recorded during the three months ended September 30, 2024, and 2023.

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

Unless earlier terminated, the 2023 NCI License will expire upon the expiration of the last to expire of the licensed patent rights. The NCI may terminate or modify the 2023 NCI License in the event of an uncured material breach, including, but not limited to, if the Company does not meet certain milestones by certain dates, or upon certain insolvency events that remain uncured following the date that is 90 days following written notice of such breach or insolvency event. The Company may terminate the license, or any portion thereof, at its sole discretion at any time upon 60 days written notice to the NCI.

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

9. Net Loss Per Share

A reconciliation of net loss attributable to common stockholders and the number of shares in the calculation of basic and diluted loss per share was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(in thousands, except share and per share amounts)
Numerator:
Net loss attributable to common stockholders	$(41,908)	$(35,471)	$(122,067)	$(66,070)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	47,664,309	748,862	44,014,886	673,175
Net loss per share attributable to common stockholders, basic and diluted	$(0.88)	$(47.37)	$(2.77)	$(98.15)

CARGO THERAPEUTICS, INC.

Notes to Unaudited Condensed Financial Statements

The following potentially dilutive shares were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive (on an as-converted basis):

	September 30,
	2024	2023
Redeemable convertible preferred stock, as converted	—	12,495,411
Outstanding stock options	6,060,968	3,048,512
Restricted stock awards subject to repurchase	70,664	300,914
Total	6,131,632	15,844,837

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

Overview

We are a clinical-stage biotechnology company uniquely positioned to advance next generation, potentially curative cell therapies for cancer patients. Our programs, platform technologies, and manufacturing strategy are designed to directly address the limitations of approved chimeric antigen receptor (CAR) T-cell therapies. A CAR is an engineered protein that is delivered into T cells, enabling recognition and destruction of cancer cells. We believe the limitations of approved autologous CAR T- cell therapies include limited durability of effect, safety concerns and unreliable supply. Our lead program, firicabtagene autoleucel (firi-cel) (previously CRG-022), is an investigational autologous (derived from a patient’s cells) T-cell product candidate expressing a CD22-targeting CAR that is designed to enable the detection and killing of B-cell lymphoma tumor cells. The underlying CAR, which we exclusively licensed from the National Cancer Institute (NCI) in the field of CAR-T immunotherapies for the treatment of B-cell malignancies that express CD22, was studied by Stanford University (Stanford) in a Phase 1 clinical trial in patients with large B-cell lymphoma (LBCL) whose disease relapsed or was refractory (R/R) to CD19 CAR T-cell therapy. On the basis of the results from the clinical trial, we are evaluating firi-cel in a potentially pivotal Phase 2 clinical trial in patients with LBCL whose disease is R/R to CD19 CAR T-cell therapy. We also plan to evaluate firi-cel in patients at earlier stages of disease, including LBCL and other hematologic malignancies. Beyond our lead program, we are leveraging our proprietary cell engineering platform technologies to develop a pipeline of programs that incorporate multiple transgene therapeutic “cargo” designed to enhance CAR T-cell persistence and limit onset of T-cell exhaustion. Our most advanced preclinical program, CRG-023, is a tri-specific CAR T designed with the goal of providing more patients with a broad range of B-cell malignancies with durable responses by addressing several known causes of relapse associated with existing CAR T-cell therapies such as tumor antigen loss (e.g., CD19), loss of co-stimulation (e.g., CD58) and T cell exhaustion, resulting in a potential best-in-class CAR T-cell therapy. CRG-023 targets the B-cell lineage antigens (CD19, CD20, CD22) via tri-cistronic expression of three distinct CARs from a single lentiviral vector, each with its own co-stimulatory domain. The CD20 CAR incorporates a CD2 costimulatory domain, the design of which has been informed by immune-evasion and CAR T-cell resistance mediated by the loss of CD58 (the ligand of the CD2 co-stimulatory receptor). Further, CRG-023 incorporates new CD19 and CD20 human scFVs binders. The CD22-targeting CAR employs the human scFv m971 used in firicabtagene autoleucel, firi-cel. Our team has significant experience and success engineering, developing, manufacturing, and commercializing oncology and cell therapy products. We aim to become a fully integrated, leading cell therapy company. Together, we are united in our mission to outsmart cancer and deliver more cures for patients.

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

Our net losses were $41.9 million and $35.5 million for the three months ended September 30, 2024, and 2023, respectively, and $122.1 million and $66.1 million for the nine months ended September 30, 2024, and 2023 respectively. As of September 30, 2024, we had an accumulated deficit of $267.2 million and cash and cash equivalents and marketable securities of $404.8 million. Based on our current operating plans, we estimate that our existing cash and cash equivalents and marketable securities as of September 30, 2024 will be sufficient to meet our working capital and capital expenditures through 2026. We have based this estimate on our current assumptions, which may prove to be wrong, and we may exhaust our available capital resources sooner than we expect.

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

Results of operations

Comparison of the three months ended September 30, 2024, and 2023

Our results of operations for each of the periods indicated are summarized in the table below:

	Three months ended September 30,
	2024	2023	Change
	(in thousands)
Operating expenses:
Research and development	$35,932	$22,233	$13,699
General and administrative	11,180	6,478	4,702
Total operating expenses	47,112	28,711	18,401
Loss from operations	(47,112)	(28,711)	(18,401)
Interest income	5,403	894	4,509
Net change in fair value of redeemable convertible preferred stock tranche obligations	—	(7,651)	7,651
Other expense, net	(199)	(3)	(196)
Net loss	$(41,908)	$(35,471)	$(6,437)

Research and development expenses

	Three months ended September 30,
	2024	2023	Change
	(in thousands)
Direct costs:
Manufacturing and technical operations	$15,190	$9,373	$5,817
Preclinical and clinical	4,383	2,541	1,842
Consultants and other outside services	1,055	1,420	(365)
License fees	120	759	(639)
Indirect costs:
Employee-related costs	10,623	6,116	4,507
Facilities and other operating costs	4,561	2,024	2,537
Total research and development expenses	$35,932	$22,233	$13,699

Research and development expenses were $35.9 million and $22.2 million for the three months ended September 30, 2024 and 2023, respectively. The $13.7 million increase in research and development expenses during this period was primarily due to:

•
$5.8 million increase in manufacturing and technical operations costs and $1.8 million increase in preclinical and clinical costs, of which $1.7 million related to the clinical costs for the continued development of firi-cel through our Phase 2 clinical trial which was initiated in the third quarter of 2023;
•
$4.5 million increase in employee-related costs due to increased headcount on our research and development teams to support our development efforts, including a $1.4 million increase in stock-based compensation expense for research and development employees; and
•
$2.5 million increase in facilities and other operating costs primarily related to our new facility lease that was entered into in December 2023, depreciation expense related to more lab equipment in use in 2024 and increased allocated overhead as a result of our continued growth.

General and administrative expenses

	Three months ended September 30,
	2024	2023	Change
	(in thousands)
Employee-related costs	$6,781	$2,498	$4,283
Outside services	2,755	3,570	(815)
Facilities and other operating costs	1,644	410	1,234
Total general and administrative expenses	$11,180	$6,478	$4,702

General and administrative expenses were $11.2 million and $6.5 million for the three months ended September 30, 2024 and 2023, respectively. The $4.7 million increase in general and administrative expenses during this period was primarily due to:

•
$4.3 million increase in employee-related costs due to higher headcount in our finance and administrative personnel, including a $2.5 million increase in stock-based compensation expense for general and administrative employees;
•
$1.2 million increase in facilities and other operating costs primarily related to our facility lease that was entered into in December 2023 and software license fees incurred in 2024.

The above increases in general and administrative expenses were partially offset by a $0.8 million decrease due to higher outside services costs incurred in the three months ended September 2023 in preparation for our initial public offering (IPO) which closed in November 2023.

Interest income

Interest income was $5.4 million and $0.9 million in the three months ended September 30, 2024, and 2023, respectively. The $4.5 million increase was primarily attributed to higher interest income from our cash, cash equivalents, restricted cash and marketable securities due to higher balances during the three months ended September 30, 2024 as a result of our IPO in November 2023 and private placement in May 2024.

Net change in fair value of redeemable convertible preferred stock tranche obligations

The net change in fair value of redeemable convertible preferred stock tranche obligations related to our Series A Agreement executed in February 2023 was a net loss of $7.7 million in the three months ended September 30, 2023 primarily from the increase in the fair value of the tranche obligation liability that was settled in October 2023 due to the change in the fair value of the underlying shares of our Series A-1 redeemable convertible preferred stock. The fair value of the tranche obligation asset that was settled in July 2023 did not materially change in the period.

Other expense, net

Other expense, net was $0.2 million and $3,000 in the three months ended September 30, 2024 and 2023, respectively. The increase of $0.2 million is primarily due to foreign currency gains and losses.

Comparison of the nine months ended September 30, 2024, and 2023

Our results of operations for each of the periods indicated are summarized in the table below:

	Nine months ended September 30,
	2024	2023	Change
	(in thousands)
Operating expenses:
Research and development	$103,893	$48,724	$55,169
General and administrative	33,343	13,030	20,313
Total operating expenses	137,236	61,754	75,482
Loss from operations	(137,236)	(61,754)	(75,482)
Interest income	15,395	1,577	13,818
Interest expense	—	(1,604)	1,604
Net change in fair value of redeemable convertible preferred stock tranche obligations	—	(8,343)	8,343
Change in fair value of derivative liabilities	—	6,453	(6,453)
Loss on extinguishment of convertible notes	—	(2,316)	2,316
Other expense, net	(226)	(83)	(143)
Net loss	$(122,067)	$(66,070)	$(55,997)

Research and development expenses

	Nine months ended September 30,
	2024	2023	Change
	(in thousands)
Direct costs:
Manufacturing and technical operations	$45,985	$21,208	$24,777
Preclinical and clinical	12,718	4,639	8,079
Consultants and other outside services	3,076	2,581	495
License fees	270	1,224	(954)
Indirect costs:
Employee-related costs	28,354	13,814	14,540
Facilities and other operating costs	13,490	5,258	8,232
Total research and development expenses	$103,893	$48,724	$55,169

Research and development expenses were $103.9 million and $48.7 million for the nine months ended September 30, 2024, and 2023, respectively. The $55.2 million increase in research and development expenses during this period was primarily due to:

•
$24.8 million increase in manufacturing and technical operations costs, as well as increases in preclinical and clinical costs of $8.1 million primarily related to the clinical costs for the continued development of firi-cel through our Phase 2 clinical trial which was initiated in the third quarter of 2023;
•
$14.5 million increase in employee-related costs due to increased headcount on our research and development teams to support our development efforts, including a $4.6 million increase in stock-based compensation expense for research and development employees; and
•
$8.2 million increase in facilities and other operating costs primarily related to our new facility lease that was entered into in December 2023, depreciation expense related to more lab equipment in use in 2024 and increased allocated overhead as a result of our continued growth.

The above increases in research and development expenses were partially offset by a $1.0 million decrease in license fees primarily related to accrual of upfront fees in the nine months ended September 30, 2023 upon entering into the 2023 NCI License, with no comparable new licenses entered into in the nine months ended September 30, 2024.

General and administrative expenses

	Nine months ended September 30,
	2024	2023	Change
	(in thousands)
Employee-related costs	$18,525	$5,047	$13,478
Outside services	10,103	7,127	2,976
Facilities and other operating costs	4,715	856	3,859
Total general and administrative expenses	$33,343	$13,030	$20,313

General and administrative expenses were $33.3 million and $13.0 million for the nine months ended September 30, 2024, and 2023, respectively. The $20.3 million increase in general and administrative expenses during this period was primarily due to:

•
$13.5 million increase in employee-related costs due to higher headcount in our finance and administrative personnel, including a $6.9 million increase in stock-based compensation expense for general and administrative employees;
•
$3.9 million increase in facilities and other operating costs primarily related to our facility lease that was entered into in December 2023 and software license fees incurred in 2024; and
•
$3.0 million increase in outside services costs related to increased accounting, auditing, and insurance costs related to operating as a public company as well as an increase in outsourced human resource services.

Interest income

Interest income was $15.4 million and $1.6 million in the nine months ended September 30, 2024, and 2023, respectively. The $13.8 million increase was primarily attributed to higher interest income from our cash, cash equivalents, restricted cash and marketable securities due to higher balances during the nine months ended September 30, 2024 as a result of proceeds from our IPO in November 2023 and private placement in May 2024.

Interest expense

Interest expense was $1.6 million in the nine months ended September 30, 2023 related to our convertible notes that were settled through conversion in February 2023.

Net change in fair value of redeemable convertible preferred stock tranche obligations

The net change in fair value of redeemable convertible preferred stock tranche obligations related to our Series A Agreement executed in February 2023 was a net loss of $8.3 million in the nine months ended September 30, 2023 primarily from the increase in the fair value of the tranche obligation liability that was settled in October 2023 due to the change in the fair value of the underlying shares of our Series A-1 redeemable convertible preferred stock. The fair value of the tranche obligation asset that was settled in July 2023 did not materially change in the period.

Change in fair value of derivative liabilities

The change in fair value of derivative liabilities associated with our convertible notes was a gain of $6.5 million in the nine months ended September 30, 2023. This change was primarily due to the conversion of our convertible notes into shares of Series A-2 redeemable convertible preferred stock in February 2023.

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

Other expense, net

Other expense, net was $0.2 million and $0.1 million in the nine months ended September 30, 2024, and 2023, respectively. The increase of $0.1 million is primarily due to foreign currency gains and losses.

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

To date, we have incurred significant losses and negative cash flows from operations. As of September 30, 2024, we had available cash and cash equivalents and marketable securities of $404.8 million, which were available to fund operations, and an accumulated deficit of $267.2 million.

We expect to continue to incur significant operating losses in the foreseeable future to support our planned continued development of one or more of our product candidates. Based on our current operating plans, we estimate that our existing cash and cash equivalents and marketable securities as of September 30, 2024 will be sufficient to meet our working capital and capital expenditure needs through 2026. We have based this estimate on our current assumptions, which may prove to be wrong, and we may exhaust our available capital resources sooner than we expect.

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

Cash flows

Our cash flows for each of the periods indicated are summarized in the table below:

	For the nine months ended September 30,
	2024	2023
	(in thousands)
Cash used in operating activities	$(104,855)	$(52,182)
Cash used in investing activities	(333,348)	(6,018)
Cash provided by financing activities	103,647	116,672
Net (decrease) increase in cash, cash equivalents and restricted cash	$(334,556)	$58,472

Operating activities

Cash used in operating activities of $104.9 million for the nine months ended September 30, 2024 was primarily attributable to our net loss of $122.1 million, partially offset by $15.0 million in non-cash adjustments and a $2.2 million decrease in our working capital. Non-cash adjustments consisted primarily of $13.1 million in stock-based compensation, $3.8 million in amortization of right-of-use assets, $1.9 million in depreciation and $0.3 million in acquisition of in-process research and development primarily related to fees incurred related to achievement of certain development milestones and exercise of an extension option for the 2022 NCI License, a $0.2 million loss from disposal of property and equipment, partially offset by $4.2 million in accretion on marketable securities. The $2.2 million decrease in working capital is primarily due to a $1.9 million increase in accrued clinical, research and development expense, a $1.1 million increase in accounts payable driven by increased research and development expenses mainly related to manufacturing and technical operations, preclinical and clinical, and employee-related expenses, a $0.4 million increase in operating lease liabilities, and a $0.6 million increase in accrued expenses and other current liabilities, partially offset by a $1.5 million increase in prepaid expenses and other current assets and a $0.3 million increase in other assets.

Cash used in operating activities of $52.2 million for the nine months ended September 30, 2023 was primarily attributable to our net loss of $66.1 million, a $11.2 million in non-cash adjustments, and a $2.7 million decrease in our working capital. Non-cash adjustments consisted primarily of $8.3 million from the net change in fair value of tranche obligations related to our Series A-1 redeemable convertible preferred stock, a $2.3 million loss on extinguishment related to an amendment and conversion of our outstanding convertible notes into shares of our Series A-2 redeemable preferred stock in February 2023, $1.7 million in stock-based compensation, $1.6 million in noncash interest expense primarily related to additional issuances of our convertible notes, $1.6 million in amortization of right-of-use assets, $1.2 million in acquisition of in-process research and development primarily related to upfront fees accrued upon entering into the 2023 NCI License and fees incurred related to achievement of certain development milestones and $1.0 million in depreciation, partially offset by a $6.5 million gain from the change in fair value of derivative liabilities related to our convertible notes. The $2.7 million decrease in working capital is primarily due to a $5.2 million increase in accrued clinical and research and development expense driven by increased research and development expenses mainly related to manufacturing and technical operations, preclinical and clinical, and employee-related expenses, a $3.3 million increase in accounts payable driven by the timing of payments and a $0.3 million increase in accrued expenses and other current liabilities primarily due to payment of the accrued annual bonus, partially offset by a $3.6 million increase in other assets primarily related to a deposit paid for clinical trial services, a $1.5 million decrease in operating lease liabilities, and a $1.0 million increase in prepaid expenses and other current assets.

Investing activities

Cash used in investing activities of $333.3 million for the nine months ended September 30, 2024 primarily consisted of $489.5 million in purchases of marketable securities, $3.8 million in purchases of equipment for our research and development activities, leasehold improvements and purchase of furniture for our new offices, and $1.0 million from the purchase of in-process research and development comprised of fees paid related to our license agreements, partially offset by $160.7 million of proceeds from sales and maturities of marketable securities and $0.2 million of proceeds from sale of property and equipment.

Cash used in investing activities of $6.0 million for the nine months ended September 30, 2023 consisted of $5.6 million in purchases of equipment for our research and development activities and $0.4 million from the purchase of in-process research and development comprised of fees paid related to our license agreements.

Financing activities

Cash provided by financing activities of $103.6 million for the nine months ended September 30, 2024 consisted of $102.9 million in net proceeds from issuance of common stock in the private placement and $0.9 million in proceeds from exercise of stock options, partially offset by $0.1 million in payments of deferred initial public offering costs and transaction costs for exchange of common stock for warrants.

Cash provided by financing activities of $116.7 million for the nine months ended September 30, 2023 primarily consisted of $113.9 million in net proceeds from issuance of Series A-1 redeemable convertible preferred stock and $3.5 million in net proceeds from issuance of convertible notes payable, of which $2.2 million was from related parties, partially offset by $0.7 million in payments of deferred initial public offering costs.

Off-balance sheet arrangements

We currently do not have, and did not have during the periods presented, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Contractual obligations and commitments

Leases

We have entered into lease arrangements for facilities, which consist of office and laboratory space, through March 31, 2031. As of September 30, 2024, our total fixed lease payment obligations outstanding are $45.3 million, of which $3.1 million is payable within 12 months.

License agreements

Our contractual obligations are expected to affect our liquidity and cash flows in future periods. Under our license agreements with our research institution partners, we are required to make payments upon successful completion and achievement of certain milestones as well as royalty payments upon sales of products covered by such licenses. The payment obligations under the license fees are recorded in accrued liabilities as such payments are not contingent on future events. The remaining payment obligations under the license agreements are contingent upon future events such as our achievement of specified development, clinical, regulatory, and commercial milestones. To the extent that the timing of these future milestone payments is not known, we have not included these fees in our condensed balance sheet as of September 30, 2024.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2024, management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, solely as a result of the material weakness in our internal control over financial reporting described below, as of September 30, 2024, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There are no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control financial reporting.

In preparing the financial statements as of and for the year ended December 31, 2022, we identified control deficiencies in the design and operation of our internal control over financial reporting that constituted material weaknesses, which remain unremediated as of September 30, 2024. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

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

We are a clinical-stage biotechnology company with a limited operating history. Biotechnology product development is a highly speculative undertaking and involves a substantial degree of risk. We have incurred significant losses since our inception in December 2019, have no products approved for commercial sale, have not generated any revenue from product sales, have financed our operations principally through private placements of convertible preferred stock, convertible promissory notes and our initial public offering of our common stock and expect to incur significant losses for the foreseeable future. We expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Our net loss was $41.9 million and $35.5 million for the three months ended September 30, 2024, and 2023, respectively, and $122.1 million and $66.1 million for the nine months ended September 30, 2024, and 2023, respectively. As of September 30, 2024, we had an accumulated deficit of $267.2 million. Our losses have resulted principally from expenses incurred in connection with our research and development activities, including our clinical and preclinical development activities, as well as the buildout of our platform technologies such as our CD2 platform, and from general and administrative costs associated with our operations.

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

Developing biotechnology products, including conducting clinical trials and preclinical studies, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception, and our expenses will continue to increase in connection with our ongoing activities, particularly as we conduct our ongoing and planned preclinical studies and clinical trials of, and seek regulatory approval for, our current product candidates and future product candidates we may develop or otherwise acquire. In addition, as our product candidates progress through development and toward commercialization, we will need to make milestone payments to the licensors and other third parties from whom we have in-licensed our product candidates or certain proprietary products used in the manufacturing of our clinical products, including The Board of Trustees of the Leland Stanford Junior University (Stanford University), The National Cancer Institute (the NCI) and OXB Limited (Oxford). Even if one or more of our product candidates is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate, including manufacturing and supply costs, as well as costs associated with establishing a sales and end-to-end supply chain management infrastructure. To date, we have funded our operations principally through private financings and our recently completed initial public offering. We expect our expenses to continue to increase in connection with our ongoing activities, particularly as we continue the clinical and preclinical development and manufacturing of our product candidates, continuing to develop and enhance our platform technologies, commence additional clinical trials and preclinical studies and continue to identify and develop additional product candidates.

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

In addition, under the terms of our license agreement with Oxford for the manufacture and supply of lentiviral vectors for clinical and potentially commercial purposes, we may also be required to pay up to $14.3 million if certain development, regulatory and commercial milestones, in the aggregate, are achieved under our firi-cel and CRG-023 programs. Additionally, we are obligated to pay low single-digit percentage royalties on net sales of certain products generated under the Oxford Agreement. Further, under the terms of our license agreements we entered into with the NCI in 2022 and 2023, pursuant to which we obtained exclusive worldwide, royalty-bearing licenses under certain patent rights to research, develop, manufacture and commercialize products covered by such licensed patents, we may be required to pay up to $18.0 million and up to $17.8 million in milestone payments upon achievement of specific intellectual property, clinical and commercial milestone events, respectively, and low single-digit percentage royalties on net sales of products incorporating the licensed patent rights from the NCI. Additionally, under the terms of each license agreement with the NCI, in the event we are granted a priority review voucher (PRV), we would be obligated to pay the NCI a minimum of $5.0 million upon the sale, transfer or lease of the PRV or $0.5 million upon submission of the PRV for use by the FDA.

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

We have experienced rapid growth since our inception in December 2019 and expect to continue to grow in the future. For example, as of December 31, 2019, we had no full-time employees and, as of September 30, 2024, we had grown to approximately 170 full-time employees. In addition, we have developed a broad portfolio of product candidates and discovery programs that includes one product candidate in a potentially pivotal Phase 2 clinical trial. We expect continued growth in the number of our employees and the scope of our operations, particularly as we continue our current and future clinical trials and preclinical studies, initiate and conduct IND-enabling studies and build out our clinical operations, as well as our platform technologies.

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

In addition, the clinical study requirements of the FDA, EMA and other regulatory agencies and the criteria these regulators use to determine the safety, purity, potency and/or efficacy of a product candidate are determined according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel product candidates such as ours can be more complex and consequently more expensive and take longer than for other, better known or extensively studied pharmaceutical or other product candidates. Approvals by the EMA and FDA for existing CAR T therapies may not be indicative of what these regulators may require for approval of our product candidates. More generally, approvals by any regulatory agency may not be indicative of what any other regulatory agency may require for approval or what such regulatory agencies may require for approval in connection with new product candidates. Moreover, our product candidates may not perform successfully in clinical trials or may be associated with adverse events that distinguish them from other CAR T therapies that have previously been approved. Unexpected clinical outcomes would significantly impact our business.

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
•
our ability to provide acceptable evidence of safety, purity, potency and/or efficacy;
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

Our platform represents an aggregation of innovation and technology from multiple companies and academic institutions, including the NCI, Oxford, and Stanford University. Further, a key component of our strategy is to acquire and in-license technologies to support the growth of our product pipeline, as well as to build upon and enhance our platform technologies. As such, we actively evaluate various strategic transactions on an ongoing basis. We may acquire other assets, businesses, products or technologies, as well as pursue joint ventures or investments in complementary businesses. The success of our strategic transactions and any future strategic transactions depends on the risks and uncertainties involved including:

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

Our employees and personnel may use generative artificial intelligence (AI) technologies to perform their work, and the use of such generative AI in connection with our Confidential Information may result in leaks, disclosure, or otherwise unauthorized or unintended access to such information, including if such information is used to further refine and train the underlying generative AI models. The disclosure and use of personal information in generative AI technologies is subject to various privacy laws and other privacy obligations and governments have passed and are likely to pass additional laws regulating generative AI. For example, European Union legislators approved the EU Artificial Intelligence Act (EU AI Act), which will regulate companies’ use of AI systems. Further, our ability to continue to develop or use such technologies may depend on access to specific third-party software and infrastructure, such as processing hardware or third-party AI models, and we cannot control the availability or pricing of such third-party software and infrastructure, especially in a highly competitive environment. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and consumer lawsuits. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages.

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

All of our product candidates are based on cell therapy technology, and our future success depends on the successful development of product candidates utilizing our novel approach. We cannot assure you that any development problems we or other cell therapy companies experience in the future related to such technology will not cause significant delays or unanticipated costs in the development of our product candidates, or that such development problems can be solved. In addition, the clinical study requirements of the FDA, and other regulatory agencies, as well as the criteria these regulators use to determine the safety, purity, potency and/or efficacy of a product candidate, vary substantially according to the type, complexity, novelty and intended use and market of the product candidate. The regulatory approval process for novel product candidates such as ours can be more expensive and take longer than for other, better known or extensively studied therapeutic modalities. Further, as we are developing novel treatments for diseases in which there may be limited clinical experience, there is heightened risk that the FDA or comparable foreign regulatory bodies may not consider the clinical trial endpoints to provide clinically meaningful results, and the resulting clinical data and results may be more difficult to analyze. To date, relatively few cell therapy products have been approved by the FDA or comparable foreign regulatory authorities, which makes it difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our product candidates in the United States or other jurisdictions. Further, approvals by one regulatory agency may not be indicative of what other regulatory agencies may require for approval in their respective jurisdictions.

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

Furthermore, given the nature of the diseases we are targeting, there is a significant risk of patient dropout due to disease progression, potential infections or illnesses (including COVID-19), or death during the course of our clinical trials. These factors could lead to increased rates of patient withdrawal from our trials, potentially impacting the integrity of our trial data and increasing the duration and cost of our clinical development programs. If a substantial number of patients drop out or miss critical follow-up assessments, we may be required to enroll additional patients, extending the timeline and increasing the cost of our clinical trials. This could delay our development programs and adversely affect our ability to demonstrate the safety, purity, potency and/or efficacy of our product candidates.

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

Prior to obtaining approval to commercialize a product candidate in the U.S. or abroad, we must demonstrate with substantial evidence from adequate and well-controlled clinical trials, and to the satisfaction of the FDA or comparable foreign regulatory authorities, that such product candidates are safe, pure and potent or efficacious for their intended uses and that we can consistently and reliably manufacture the product candidate. Results from preclinical studies and clinical trials can be interpreted in different ways. Even if we believe available preclinical or clinical data support the safety, purity, potency and/or efficacy of our product candidates, such data may not be sufficient to obtain approval from the FDA and comparable foreign regulatory authorities. The FDA or comparable foreign regulatory authorities, as the case may be, may also require us to conduct additional preclinical studies or clinical trials for our product candidates either prior to or post-approval, or may object to elements of our clinical development program.

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

For any regulatory approvals that we may receive for our product candidates, the manufacturing processes, labeling, packaging, end-to-end supply chain management, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as ongoing compliance with cGMPs for manufacturing, as well as GCPs for any clinical trials that we may conduct. In addition, manufacturers of biological products and their facilities are subject to continual review and periodic, unannounced inspections by the FDA and other regulatory authorities for compliance with cGMP regulations and other applicable standards. In addition, any regulatory approvals we may receive will require the submission of reports to regulatory authorities and surveillance to monitor the safety, purity, potency and/or efficacy of the product candidate, and such approvals may contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, and may include burdensome post-approval study or risk management requirements. For example, the FDA may require a REMS as a condition of approval of our product candidates, which could include requirements for a medication guide, physician training and communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools.

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

If we participate in the Medicaid Drug Rebate Program or other governmental pricing programs, in certain circumstances, our products would be subject to ceiling prices set by such programs, which could reduce the revenue we may generate from any such products. Participation in such programs would also expose us to the risk of significant civil monetary penalties, sanctions and fines should we be found to be in violation of any applicable obligations. The

Centers for Medicare & Medicaid Services (CMS) is also developing new reimbursement models, such as the Cell and Gene Therapy (CGT) Access Model, which is expected to commence in January 2025 and initially focused on access to gene therapy treatments for people living with sickle cell disease. While currently voluntary, the CGT Access Model is structured as an outcomes-based initiative, meaning reimbursement may be tied to the effectiveness of the therapy, which may differ from clinical trial results. These evolving reimbursement landscapes create substantial uncertainty and may significantly impact our ability to generate revenue from any approved products.

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

We are dependent on patents, know-how, and proprietary technology, both our own and licensed from others. We are a party to intellectual property license agreements and in the future we may enter into additional license agreements. For example, with respect to developing our product candidates, we have licensed certain intellectual property from the NCI, Oxford, and Stanford University. These license agreements impose, and we expect that future license and acquisition agreements will impose, various diligence, milestone payment, royalty and other obligations on us. If we fail to comply with our obligations under current or future intellectual property license agreements, we may be required to pay damages and the licensor may have the right to terminate the license. Any termination of these licenses could result in the loss of significant rights and could harm our ability to develop, manufacture, use and/or commercialize our product candidates or platform technologies. See the section titled “Business—Intellectual property—License agreements” included in our Annual Report on Form 10-K for the year ended December 31, 2023, for additional information regarding these key agreements.

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

Patent positions of life sciences companies can be uncertain and involve complex factual and legal questions. Recent years have witnessed constant changes in policy governing the scope of claims allowable in the field of antibodies and adoptive cell therapy in the United States. The scope of patent protection in jurisdictions outside of the United States is also uncertain. Changes in either the patent laws or their interpretation in any jurisdiction in which we seek patent protection may diminish our ability to protect our inventions, maintain and enforce our intellectual property rights, and, more generally, may affect the value of our intellectual property, including the narrowing of the scope of our patents and any that we may license.

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

One aspect of the determination of patentability of our inventions depends on the scope and content of the “prior art,” information that was or is deemed available to a person of skill in the relevant art prior to the priority date of the claimed invention. There may be prior art of which we are unaware that may affect the patentability of our patent claims or, if issued, affect the validity or enforceability of a patent claim. Further, we may not be aware of all third-party intellectual property rights potentially relating to our product candidates or their intended uses, and as a result the impact of such third-party intellectual property rights upon the patentability of our own patents and patent applications, as well as the impact of such third-party intellectual property upon our freedom to operate, is highly uncertain. Because patent applications in the United States and most other countries are confidential for typically a period of 18 months after filing, or may not be published at all, we cannot be certain that we were the first to file any patent application related to our product candidates. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Furthermore, for U.S. applications in which all claims are entitled to a priority date before March 16, 2013, an interference proceeding can be provoked by a third party or instituted by the USPTO to determine who was the first to invent any of the subject matter covered by the patent claims of our applications. For U.S. applications containing a claim not entitled to priority before March 16, 2013, there is a greater level of uncertainty in the patent law in view of the passage of the America Invents Act, which brought into effect significant changes to the U.S. patent laws, including new procedures for challenging pending patent applications and issued patents.

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
•
we have engaged in scientific collaborations in the past and will continue to do so in the future. Such collaborators may develop adjacent or competing products to ours that are outside the scope of our patents;
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

In addition to the protection afforded by patents, we rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable or that we elect not to patent, processes for which patents are difficult to enforce, and any other elements of our product candidates, technology and product discovery and development processes that involve proprietary know-how, information or technology that is or cannot covered by patents. Any disclosure, either intentional or unintentional, by our employees, the employees of third parties with whom we share our facilities or third-party consultants and vendors that we engage to perform research, clinical trials or manufacturing activities or misappropriation by third parties (such as through a cybersecurity breach) of our trade secrets or proprietary information could enable competitors to duplicate or surpass our technological achievements, thus eroding our competitive position in our market. Because we expect to rely on third parties in the development and manufacture of our product candidates, we must, at times, share trade secrets with them. Our reliance on third parties requires us to share our trade secrets, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed.

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

To remediate these material weaknesses, we are in the process of implementing measures designed to review and document financial processes and controls, formalizing policies and procedures to improve our internal controls over financial reporting, as well as hiring of qualified resources to the finance department, including supervisory roles. As of September 30, 2024, these material weaknesses have not yet been remediated.

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

Our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates own a significant majority of our outstanding voting stock as of September 30, 2024. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

We have incurred substantial losses during our history, do not expect to become profitable in the near future, and we may not achieve profitability. As of December 31, 2023, we had U.S. federal and state net operating loss carryforwards (NOLs) of $9.5 million and $59.3 million, respectively. Our federal NOL carryforwards of $9.5 million carry forward indefinitely. The state NOL carryforwards of $59.3 million begin to expire in 2040. In addition, as of December 31, 2023, we have U.S. federal and state research and development tax credits of $4.5 million and $2.3 million, respectively. The federal research and development tax credits of $4.5 million begin to expire in 2042. The state research and development tax credits of $2.3 million carry forward indefinitely.

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

(c)
Issuer Repurchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) Disclosure in Lieu of Reporting on a Current Report on Form 8-K

Item 5.02. Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensation Arrangements of Certain Officers.

Effective November 12, 2024 (the “Effective Date”), the Board of Directors of the Company appointed Anup Radhakrishnan to serve as the Company’s Chief Operating Officer, in addition to his role as the Company’s Chief Financial Officer.

Mr. Radhakrishnan’s biographical information is set forth in the Company’s definitive proxy statement filed with the SEC on April 24, 2024.

In connection with Mr. Radhakrishnan’s appointment to Chief Operating Officer, Mr. Radhakrishnan was granted a stock option under the Company’s 2023 Incentive Award Plan (the “Plan”) to purchase 40,000 shares of Company common stock at an exercise price equal to the fair market value of the Company’s common stock on November 15, 2024 (the “Grant Date”), as determined in accordance with the terms of the Plan. The stock option expires on the tenth anniversary of the Grant Date and vests with respect to 1/48th of the shares underlying the stock option on each monthly anniversary measured from the Effective Date.

There are no arrangements or understandings between Mr. Radhakrishnan and any other persons pursuant to which Mr. Radhakrishnan was appointed Chief Operating Officer. There are no family relationships between Mr. Radhakrishnan and any director, executive officer or any other person nominated or chosen by the Company to become a director or executive officer. There are no related person transactions (within the meaning of Item 404(a) of Regulation S-K promulgated by the SEC) between Mr. Radhakrishnan and the Company.

(c) Insider Adoption or Termination of Trading Arrangements

No director or officer adopted or terminated a trading arrangement for the purchase of Company securities for the quarterly period ended September 30, 2024 that is either (1) a contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), or a "Rule 10b5-1 trading arrangement", or (2) a "non-Rule" 10b5-1 trading arrangement" (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits.

		Incorporated by Reference			Filed
Exhibit Number	Description	Form	Date	Number	Herewith
3.1	Amended and Restated Certificate of Incorporation, as amended, currently in effect.	8-K	11/14/2023	3.1
3.2	Bylaws, as amended, currently in effect.	8-K	11/14/2023	3.2
4.2	Form of Common Stock Certificate.	S-1/A	11/6/2023	4.2
4.3	Amended and Restated Investors’ Rights Agreement, dated February 9, 2023, by and among the Registrant and the investors listed therein.	S-1/A	11/6/2023	4.3
4.4	Form of Securities Purchase Agreement, dated May 28, 2024, by and among the Company and the Purchasers	8-K	5/28/2024	10.1
10.1†	First Amendment to Lease, dated September 24, 2024, by and between ARE-San Francisco No. 63, LLC and the Company.				X
10.2#	CARGO Therapeutics, Inc. Corporate Bonus Plan				X
31.1+	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2+	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

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

CARGO Therapeutics, Inc.

Date: November 12, 2024	By:	/s/ Gina Chapman
Gina Chapman
Chief Executive Officer

Date: November 12, 2024	By:	/s/ Anup Radhakrishnan
Anup Radhakrishnan
Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)