Form 10-K
period 2024-12-31
CARGO Therapeutics, Inc.
filed 2025-03-12
CIK 1966494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant was approximately $522.4 million based on the closing price reported by Nasdaq Global Select Market on June 30, 2024 (the last business day of the Registrant’s most recently completed second fiscal quarter). For purposes of making this calculation only, the Registrant has defined affiliates as including all executive officers, directors and beneficial owners of more than 10% of the Registrant’s Common Stock.

The number of shares of Registrant’s Common Stock outstanding as of March 5, 2025 was 46,052,368.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to the 2025 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended December 31, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•
the timing of our planned Investigational New Drug application (IND) submissions to the United States Food and Drug Administration (FDA) for our product candidate, our expectations regarding the potential market size and size of the potential patient populations for our product candidates and any future product candidates, if approved for commercial use;
•
our clinical and regulatory development plans;
•
our expectations with regard to the results of our clinical studies, preclinical studies and research and development programs, including the timing and availability of data from such studies;
•
the number, size and design of our planned clinical trials, and what regulatory authorities may require to obtain full marketing approval;
•
our plans to research, develop and, if approved, commercialize our product candidates;
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
•
our ability to realize the level of the anticipated benefits that we expect from restructuring our operations, which may adversely impact our business and results of operations;
•
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

PART I

Item 1. Business.

Overview

We are a clinical-stage biotechnology company focused on designing, engineering and developing next generation, potentially curative cell therapies for cancer patients. Our programs, platforms, and manufacturing strategy are designed to directly address the limitations of approved chimeric antigen receptor (CAR) T-cell therapies. A CAR is an engineered protein that is delivered into T cells, enabling recognition and destruction of cancer cells. We believe the limitations of approved CAR T-cell therapies include limited durability of effect, safety concerns and unreliable supply. Our pipeline includes CRG-023, an investigational tri-specific CAR T designed to address several known causes of relapse associated with existing CAR T-cell therapies such as loss of tumor antigen expression, loss of co-stimulation (e.g., via CD58/CD2 signaling) and T cell exhaustion, resulting in the potential to address a broad range of B-cell malignancies with the goal of providing more patients with a durable complete response. CRG-023 is designed to target the B-cell lineage antigens (CD19, CD20, CD22) via tri-cistronic expression of three distinct CARs from a single lentiviral vector, each with its own co-stimulatory domain. One co-stimulatory domain incorporates CD2 signaling into the tri-specific CAR T cell, the design of which has been informed by immune-evasion and CAR T-cell resistance mediated by the loss of CD58 expression (the ligand of the CD2 co-stimulatory receptor).

In January 2025, the FDA allowed our IND for CRG-023 to proceed. We intend to evaluate CRG-023 in a Phase 1 dose escalation study in 3L+ large B-cell lymphoma (LBCL) including CAR T-naïve patients. We plan to leverage proof-of-concept data to support moving quickly into earlier lines of therapy and to evaluate CRG-023 additional B-cell malignancies for CRG-023. Enrollment for the Phase 1 study is expected to be initiated by the second quarter of 2025.

We are also leveraging our cell engineering and manufacturing capabilities to develop a novel allogeneic platform, which is a universal vector solution designed to limit immune-based rejection to enable durable response for CAR T-cell therapy. The universal vector is intended to be paired with any new or pre-existing CAR vector to create an allogeneic CAR T-cell therapy, with the goal of maintaining the durable efficacy and safety associated with autologous cell therapy while creating an off-the-shelf option to broaden availability to more people with cancer. To date, we have generated pre-clinical proof-of-concept activity in the allogeneic vector, and we expect to select our lead vector candidate in the first half of 2025. Through our allogeneic platform, we also intend to pursue an allogeneic vectorized CRG-023.

On January 29, 2025, we elected to discontinue FIRCE-1, our Phase 2 study of firicabtagene autoleucel (firi-cel) (previously CRG-022) in patients with LBCL whose disease relapsed or was refractory (R/R) to CD19 CAR T-cell therapy. Firi-cel was our investigational autologous CAR T-cell product targeting the CD22 antigen and also our lead program. Based on an analysis of FIRCE-1 data, we believe the results did not support a competitive benefit-risk profile of firi-cel for the intended patient population in the context of available treatment options.

In connection with our decision to discontinue FIRCE-1, we are focusing on evaluating strategic options while continuing to advance CRG-023 through proof-of-concept data and progressing our allogeneic platform to lead vector selections In addition, our board of directors approved a reduction of our workforce by approximately 50% in connection with our decision to discontinue FIRCE-1.

Our strategy

Our mission is to develop next-generation, potentially curative cell therapies for people with cancer. Our strategy to achieve this goal is to leverage our design, engineering and development capabilities to optimize the critical aspects of cell therapy in order to broaden patient benefit and access. We currently have exclusive rights to develop and commercialize our product candidates.

CAR T cells – an emerging class of immunotherapy with curative potential

Chimeric antigen receptor (CAR) T cells are T cells engineered to express synthetic receptors capable of specifically recognizing tumor antigens and activating the T cell. Binding of a CAR to its cognate antigen results in stimulation of intracellular signals and activation of T cell activity.

Autologous and allogeneic CAR T-cell therapies offer two approaches to treating cancer, with unique considerations. Autologous CAR T-cell therapies are made with cells obtained from the patient being treated. In contrast, allogenic CAR T-cell therapies are made with cells obtained from a healthy donor and typically include additional genetic modifications and other refinements intended to reduce or ideally eliminate the likelihood of immune rejection or graft versus host disease when infused into patients.

There have been seven engineered T-cell therapies approved by the FDA for the treatment of cancer. Each of these therapies has been able to deliver therapeutic benefit to patients who have exhausted all other treatment options, and for some patients, these benefits can extend for years.

However, the number of cancers with effective CAR T-cell therapies is limited and the total number of patients who have received these therapies represents only a small fraction of potentially eligible cancer patients. Today, with the CAR T-cell therapies approved to treat certain patients with non-Hodgkin’s lymphoma (NHL) and acute lymphocytic leukemia (ALL), over 40,000 U.S. patients may be eligible to be treated by CD19 CAR T-cell therapies, but fewer than 3,800 patients are expected to receive such treatment in 2023. Some patients are deemed ineligible to or do not receive these therapies due to associated toxicity risk, underlying comorbidities, the time needed to manufacture treatment or lack of access to specialized treatment centers. In patients who do manage to receive treatment, not all patients who are treated achieve durable results. For example, as shown in the ZUMA-1 clinical trial for Yescarta in LBCL patients with two or more prior lines of therapy, approximately 60% of LBCL patients treated with the CD19 CAR T-cell therapy had their disease relapse or progress within 24 months.

Barriers that limit the impact of approved CAR T-cell therapies

Barriers that limit the impact of existing autologous CAR T-cell therapies include:

•
Target-based resistance. The lack of target antigen expressed or the loss of target antigen when placed under therapeutic selective pression can facilitate disease relapse or progression. Loss of CD19 expression has been observed following CD19 CAR T treatment. Loss of CD20 expression has been observed following CD20-targeted therapy. Lack of CD22 expression has also been reported for some LBCL patients.
•
Heterogeneity and dysfunction of T-cells. The health and quality of patient T cells, which are required for the generation of autologous CAR T product, have been associated with patient response outcomes across several third-party clinical studies.
•
Immunogenicity of CAR constructs. The majority of approved CAR T-cell therapies incorporate the scFv portion of murine antibodies as the antigen-recognition domain. These CAR domains are antigenic and may elicit both a humoral and cellular immune response in patients that could theoretically lead to the clearance of therapeutic CAR T cells, limiting cell expansion, persistence and efficacy.
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

Barriers that limit the impact of allogeneic CAR T-cell therapies include:

•
Immune-based rejection associated with allogeneic CAR T-cell therapy. The patient’s immune system identifies the donor, allogeneic CAR T cells as foreign and mounts an immune response against them. T cells and B cells may recognize the allogeneic CAR T cells as foreign due to differences in major histocompatibility complex (MHC) molecules, leading to the targeted elimination of the CAR T cells. Allogeneic rejection may therefore limit CAR T persistence and influence the ability to achieve meaningful, durable clinical response outcomes.
•
Gene-editing-based manufacturing challenges. Off-Target Effects: CRISPR-Cas editing can sometimes induce unintended genetic alterations at sites other than the target. Cost and Manufacturing Complexity: The use of CRISPR-Cas in CAR T cell production requires sophisticated, high-precision techniques that increase the cost and complexity of manufacturing, may result in heterogenous edits if multiplexed editing is required and poses logistical challenges for widespread clinical use. The gene editing processes may also impact the quality of the CAR T cells based on methods used for delivering RNP complexes.

Our solution: next generation of potential CAR T-cell therapies

We are developing a portfolio of product candidates designed to expand the number of patients that can benefit from CAR T-cell therapies by addressing several of the limitations of currently approved CAR T-cell therapies. Our solution includes:

•
Directing CAR T cells toward alternate targets. Therapies that target single tumor antigens, such as CD19, can be rendered ineffective by genetic or non-genetic changes that diminish the expression of these targets. We are developing multi-specific CAR T-cell product candidates, starting with CRG-023, that are designed to recognize tumors that express any of the CD19, CD20 and CD22 antigens, thereby limiting potential antigen loss as a mechanism of resistance.

•
Delivering multiple, therapeutically beneficial transgene “cargos” from a single vector. Therapies that target single tumor antigens, such as CD19, can be rendered ineffective by changes that diminish the expression of these targets. Our product candidate CRG-023, is a tri-specific CAR T-cell targeting three B-cell lineage antigens (CD19, CD20, and CD22) via three separately expressed CARs on a single vector. The construct enables the recognition of tumors that express any one of the CD19, CD20, and CD22 antigens, thereby limiting potential loss of antigen expression (i.e., “antigen escape”) as a mechanism of resistance. Thousands of constructs were screened to identify a vector configuration that enabled effective CAR expression and anti-tumor activity. Finally, intentional engineering and optimization of the final construct was completed to limit onset of functional T-cell exhaustion and to sustain performance across a range of antigen expression profiles in order to prevent antigen escape.
•
Using fully-human binders to reduce anti-CAR immunogenicity. Our CAR T product candidates are all constructed with human binders, thereby reducing the risk for anti-CAR immune responses. For CRG-023, we conducted an extensive new human binder campaign for CD19 and CD20 and selected binders having optimal activity in a CAR format.
•
Broadening the availability of safe and effective cell therapy. Our novel allogeneic platform is a universal vector solution designed to limit immune-based rejection of allogeneic CAR T cells and enable durable response. The platform comprises a universal vector with multiple transgene “cargos” to limit T and NK rejection and downregulate TCR expression. Our lead candidate vector expresses protein and shRNA transgenes that target the downregulation of MHCI, MHCII, co-stimulatory ligand and TCR while also expressing a novel, tethered CD8 inhibitor to limit T and NK cell-based allogeneic rejection and the occurrence of GvHD. Importantly, the universal, allogeneic-enabling vector is intended to pair with new or clinically established CAR vectors, while leveraging existing autologous drug product processes resulting in an off-the-shelf allogeneic CAR T product designed to limit rejection, promote safety, improve the starting quality of T cells, and maintain comparable CAR-mediated activity.
•
Thoughtful Chemistry, Manufacturing and Control (CMC) Strategy: Our CMC strategy for CRG-023 focused on designing a process and analytical methods suitable for a Phase 1 dose escalation and dose expansion study. Our manufacturing process for CRG-023 focused on producing an optimal drug product by minimizing cell population doublings for the target dose and optimizing expansion and harvest step. The process is designed to start with cryopreserved apheresis material (with option to start with fresh apheresis) and to be flexible such that the entire range of doses allowed in the clinical protocol can be supported by a single process. The result is a portable, internally developed process and control strategy (i.e., release methods) that supported a rapid process and method transfer to our external CDMO partner. The CRG-023 process uses lentiviral vector produced using modern suspension cell culture platform that is adopted to use our internally developed and optimized plasmids for the transgene. The combination of optimized vector and cell manufacturing process is designed to yield a drug product expressing all three antigens on the surface of the T cell.

Our pipeline

While we are evaluating strategic options, we continue to focus on designing, engineering and developing next generation, potentially curative cell therapies for people with cancer. Our pipeline includes both autologous and allogeneic programs and platforms designed with the goal of expanding patient benefit and the availability of CAR T-cell therapy.

Our tri-specific program, CRG-023

While transformative advances have been made by commercially available CAR T-cell therapies, known causes of relapse such as loss of tumor antigen expression, loss of co-stimulation (e.g., via CD58/CD2 signaling) and T cell exhaustion continue to limit patients from achieving a durable complete response.

Critical to the long-term success of CAR T-cell therapies is the ability to increase the number of patients who achieve meaningful therapeutic benefits and for whom these benefits have long-term durability. Achieving this additional breadth will likely require approaches that target more than one tumor antigen at a time. This would, we believe, both expand the pool of eligible patients and reduce the frequency of relapse.

CRG-023 is the first known CAR T product candidate with a tri-cistronic construct targeting three B-cell lineage antigens (CD19, CD20, and CD22) via three separately expressed CARs, each with a distinct co-stimulatory domain. For the CD19 and CD20 CARs, new scFv binders were selected for optimal CAR-mediated activity following an extensive antibody discovery and screening campaign involving thousands of constructs (Figure 10). Each CAR has a CD3ζ signaling domain and a distinct co-stimulatory domain. The CD20 CAR design incorporating a CD2 co-stimulatory domain was informed by observations that CD58 expression loss is associated with poor response outcomes to CD19 CAR T-cell therapy. (Figure 11)

The iterative engineering of the construct allowed for the selection of the optimal co-stimulatory domain configuration. Intentional engineering and optimization of the final construct sought to limit onset of functional T-cell exhaustion and to sustain performance across a range of antigen expression profiles in order to prevent antigen escape.

Figure 10. Functional CAR optimization through extensive screening and engineering

Figure 11. CRG-023 is designed to deliver multiple, therapeutically beneficial transgene “cargo” from a single vector.

We have generated encouraging preclinical data for our product candidate, which was showcased in an abstract and a poster presentation at the 2024 American Society of Hematology (ASH) Conference.

Serial stimulation assays allow us to assess the durability of CAR T cells when repeatedly challenged with antigen expressing tumor cells. In our preclinical studies, data demonstrated CRG-023 maintained impressive anti-tumor activity for 30 days relative to mono-specific CAR T controls included. This durable activity was further supported by the observation that both CD4+ and CD8+ CRG-023 CAR T-cells had sustained expression of surface markers associated with a less differentiated, more central memory-like phenotype (Figure 12). CAR T-cells sustained durable in vitro anti-tumor activity throughout repeated tumor challenge with tumor cells expressing all or any one of the three antigens (Figure 13). When compared to multiple benchmark CARs that were assessed, superior tumor control was observed without increased cytokine secretion and while sustaining a less effector-differentiated phenotype. Additionally, the data showed that CRG-023 T cells durably cleared tumor cells in models mimicking antigen escape in contrast to mono-CAR T cells such as FMC63-containing CD19 CAR T cells (Figure 14). Finally, in vivo studies showed that CRG-023 CAR T cells were highly active and cleared Raji lymphoma tumor cells expressing the three target antigens in a dose-response manner and down to the lowest dose tested (1x105 CAR+ cells/mouse) (Figure 15).

Serial Stim with Raji Lymphoma (CD19+, CD20+, CD22+)

200000
150000
100000
50000
0
Tumor cells / well
0
10
20
30
Days
Control (NTD)
CD20 CAR
CD22 CAR
CD19 CAR
CAR-023
n=3, mean±SEM

Figure 12. Serial Stimulation with Raji (CD19+, CD20+, CD22+)

Figure 13. CAR-023 Sustained Anti-tumor Function When Activated By Single Antigen

Figure 14. 1:1:1 Raji CD19KO:CD20KO:CD22KO

Figure 15. B-cell lymphoma Raji mouse model

Our manufacturing process for CRG-023 focused on producing optimal drug product profile by minimizing cell population doublings for the target dose and optimizing expansion and harvest step. The process is designed to start with cryopreserved apheresis material (with option to start with fresh apheresis) and to be flexible such that the entire range of doses allowed in the clinical protocol can be supported by a single process. The result is a portable, internally developed process and control strategy (i.e., release methods) that supported a rapid process and method transfer to our external CDMO partner. The CRG-023 process uses lentiviral vector produced using modern suspension cell culture platform that is adopted to use our internally developed and optimized plasmids for the transgene. We have produced sufficient GMP vector supply to support our planned dose escalation trial and can produce additional vector batches, as needed. We optimized the vector consumption needed to manufacture the drug product using an MOI (multiplicity of infection) set points in the transduction step. The combination of optimized vector and cell manufacturing process yield a drug product designed to express all three antigens on the surface of the T cell. A high-level overview of CRG-023 manufacturing process is shown in Figure 16.

The CRG-023 lentiviral vector is manufactured using an upstream process consisting of serum-free transfection, suspension-adapted human embryonic kidney (HEK) 293T cells using a four-plasmid system, followed by downstream purification. This results in high yield (titer), high quality vector for use in the drug product process.

CRG-023 drug product manufacturing process begins with cryopreserved patient apheresis (with an option to begin with fresh apheresis) (Figure 16). The participant’s T cells are isolated from apheresis and transduced with lentiviral vector expressing CD19. CD20, and CD22 chimeric antigen receptors (CARs) and expanded within a relatively short window of days. At the end of expansion, the tri-specific CAR-T cells are suspended, formulated, and cryopreserved in the final product container. Drug product attributes are assessed across a range of assays to fully inform product quality prior to releasing a batch for patient infusion.

Figure 16. Overview of CRG-023 drug product manufacturing process

In January 2025, our IND for CRG-023 was allowed to proceed by the FDA, enabling us to initiate clinical development of this product candidate. Given the encouraging pre-clinical data with CRG-023, we intend to conduct a Phase 1 dose escalation study in 3L+ LBCL including CAR T-naïve patients.

LBCL, including the diffuse LBCL (DLBCL) subtype, is the most common aggressive lymphoid malignancy in the United States and Europe, accounting for approximately 30% to 40% of all non-Hodgkin lymphomas (NHL), a disease with over 80,000 new diagnoses a year. Many DLBCL patients (approximately 30% to 50%) do not respond to or relapse after initial treatments and then become eligible for CAR T-cell therapy targeting CD19.

Since 2017, the FDA has approved three autologous CD19 CAR T-cell products for the treatment of LBCL. Collectively those products generated $2.0 billion in sales in DLBCL in 2024 in the United States/EU5 alone; revenue is projected to grow to $3.8 billion in sales annually by 2033, according to data published by Clarivate Disease and Landscape Forecasting (CDLF December 2024) for NHL and CLL. CD19 CAR T-cell therapies can induce long-term remission in some patients, however, as shown in the ZUMA-1 clinical trial for Yescarta in LBCL patients with two or more prior lines of therapy, approximately 60% of LBCL patients treated with the CD19 CAR T-cell therapy relapsed or progressed within 24 months. As more patients receive these therapies, driven by recent approvals in earlier lines of therapy and improvements in patient access, the unmet need for those who do not experience a durable response is growing. We believe broader patient benefit in earlier lines is possible with the development of CRG-023. Based on the CDLF 2024 data, we believe the addressable market for CRG-023 in LBCL for 1L+ high risk and 2L+ CAR Naïve patients could reach approximately 43,000 by 2032.

We plan to leverage proof-of-concept data to support moving CRG-023 development into earlier lines of therapy and B-cell malignancies for CRG-023.

The Phase 1, open-label, multi-center, dose escalation and dose expansion study is designed to evaluate the safety, tolerability, pharmacokinetics, and efficacy of CRG-023 and to establish the recommended Phase 2 dose of CRG-023. Dose escalation is expected to begin at a dose level of 25 million cells, which was informed by preclinical data that demonstrated in vivo tumor clearance at low dose levels (Figure 17).

Enrollment for the Phase 1 study, including CAR T-naïve patients, is expected to initiate by the second quarter of 2025. We plan to leverage our established manufacturing and supply chain infrastructure to accelerate readiness for our Phase 1 study.

Figure 17. Phase 1 dose escalation study design

Our allogeneic platform

We continue to learn more about mechanisms that contribute to poor outcomes in cell therapy, to develop strategies to increase availability of these potentially transformative treatments for patients to apply this knowledge to development of our pipeline. We are focused on solving the current challenges in cell therapy, including improving the quality of T cells derived from sick patients, improving manufacturing reliability and availability of autologous cell therapies, and achieving durable efficacy of allogeneic cell therapy products.

Developed with sophisticated design and engineering, CARGO’s novel allogeneic platform is a universal vector solution designed to effectively limit immune-based rejection to enable durable response of CAR T-cell therapy while at the same time simplifying the manufacturing of complex therapies.

Our differentiated platform is intended to transform potentially curative autologous CAR T-cell therapies into allogeneic products for broader patient benefit and access. The universal vector is engineered with multiple transgene “cargos” to prevent T and NK cell allogeneic rejection in order to enable durable responses and to downregulate TCR expression to prevent GvHD. Importantly, the vector can be combined with new or clinically established CAR vectors to create an allogeneic CAR T-cell therapy product. Further, this pairing can be accomplished while leveraging existing autologous drug product processes. We have generated preliminary data at meaningful manufacturing scale to demonstrate ability to produce T cells co-transduced with both allogeneic vector and CAR vector. Furthermore, we have established a framework for rapid tech transfers. Altogether, we believe our platform has the potential to deliver an off-the-shelf allogeneic CAR T product candidate designed to maintain the efficacy, durability and safety associated with autologous cell therapy while eliminating some of its limitations and increasing availability to more people with cancer (Figures 18 and 19).

CARGO
Allo
Vector
CAR
Vector*
TCR KD
Reduced
Costim
Allo
CAR T
CAR(s)
MHC-II KD
Low MHC-I and
Novel CD8 Inhibitor

**CRG-023 Tri-cistronic Example*

Figure 18. CARGO’s universal allogeneic-enabling vector.

Promoter
Anti-HvG
2A
Anti-HvG
2A
Anti-HvG
Anti-GvHD
3' LTR
Anti-HvG:
No MHC II
Low MHC I
Anti-HvG:
Impairs TCR binding to residual MHC-I
Anti-HvG:
Reduced expression of co-stim
Anti-GvHD:
Eliminates expression of TCR
shRNA:
Redundant TCR downregulation
Host CD4 T cell
Host NK cell
Low levels of MHC-I limit missing self response
Host CD8 T cell
No MHC-II
Low MHC-I
Less Co-Stim:
Limits activation of both host T and NK cells
No TCR/CD3:
Prevents GvHD

Figure 19. CARGO’s differentiated approach to limit allogeneic CAR T rejection and achieve durable response.

We have made significant progress in developing our universal allogeneic vector platform. Autologous CAR T cells still express the native T cell-receptor (TCR)/CD3 complex. This means that the drug product has the ability to recognize its cognate tumor antigen but also retains the ability to recognize and target patient/recipient tissues as foreign via the native TCR/MHC interaction. We believe preventing this graft versus host interaction requires the disruption of this interaction, typically by reducing or eliminating surface expression of the TCR/CD3 complex. We utilize two redundant methods to achieve TCR knock down.

Major histocompatibility complex I (MHCI) and II (MHCII) molecules present antigenic peptides to CD8+ cytotoxic T lymphocytes (CTLs) and CD4+ helper T (TH) cells, respectively. Substantially reducing MHCI expression and reducing or eliminating MHCII expression limits the ability of a patient’s CD8+ CTLs and CD4+ TH cells to recognize and attack infused CAR T-cells as “foreign” tissue, such that the host mounts an immune response targeting the engrafted allogeneic CAR T-cells and limiting their persistence.

Low expression of MHCI serves another purpose. Because most NK cells express inhibitory receptors recognizing self-MHCI that prevent NK cell activation, maintaining low levels of MHCI expression minimizes or prevents activation of an NK cell response in patients receiving an allogeneic CAR T-cell therapy. However, since allogeneic CAR T-cells made with our universal allogeneic vector technology will nevertheless retain low levels of MHCI expression, we also employed a novel CD8 inhibitor to limit the ability of CD8+ CTLs to interact with MHCI without affecting the interaction between NK cells and MHCI.

Finally, we also designed the vector to reduce co-stimulatory ligand expression. We have reduced the expression of a key co-stimulatory ligand to reduce the activation response of host T cells. Because CRG-023 includes a CAR comprising a CD2 co-stimulatory domain, however, we expect that the allogeneic CAR T cells will retain the ability to activate co-stimulatory signaling via the CD58/CD2 pathway.

We have advanced several development candidates employing this novel engineering to limit immune rejection and prevent GvHD, in both cases without the use of gene editing, and expect to select a lead candidate in the first half of 2025. On the manufacturing side, we have demonstrated T cells co-transduced with a GMP vector encoding CRG-023 and our universal allogeneic vector platform retained CAR activity and the feasibility of co-transduction to produce allogeneic CAR T cells with high purity and multiple doses at meaningful manufacturing scale.

Preclinical data has demonstrated proof-of-concept for preventing GvHD and HvG across multiple assessments (Figures 20-23). Human T cells, transduced with the universal allogeneic vector, durably prevented graft vs. host disease in a xenograph mouse model. The results were comparable to the TRAC (TCR) knockout control that used the CRISPR Cas approach (Figure 20).

HvG avoidance, which may be key to achieving durable responses for allo CAR T, is achieved through a novel, multi-layered immune cloaking approach. Through iterative design, we have reduced MHC-I expression and CD58 co-stimulation to attenuate NK mediated immune rejection through ‘missing self’ (Figure 21). Furthermore, this approach has demonstrated robust performance across a diverse array of NK donors. The universal allo vector is designed to address CD4 T cell based rejection by fully knocking down MHCII and CD8 T cell-based rejection through three methods: partial knockdown of MHC-I, overexpression of a CD8 inhibitor and downregulation of CD58 co-stimulation. Pre-clinical results demonstrated that the presence of the CD8 inhibitor reduced CD8 activity against allogeneic T cells even with residual MHC-I expression (Figure 22). Alloreactive T cells were unable to sufficiently proliferate when co-cultured with graft T cells transduced with various versions of the allo vector. Importantly, the T cells transduced with the allo vector were protected from mis-matched primed CD8 T cell killing upon co-culture, similar to the B2M knockout control which elicited robust NK cell missing self-response (Figure 21-22).

Finally, we conducted serial killing assays to assess if the universal allogeneic vector platform affected the activity of a co-transduced CAR vector encoding CRG-023 (Figure 23). In this assay, CRG-023-expressing CAR T-cells (CAR-023) were repeatedly challenged with new tumor cells. CRG-023-expressing CAR T-cells co-transduced with our universal allogeneic vector were functionally indistinguishable from autologous CRG-023-expressing CAR T-cells.

Figure 20. Preclinical GvHD data.

Robust protection against diverse allogeneic NK subsets

% Graft Survival
100
80
60
40
20
0
TRAC KO
TRAC + B2M KO
Allo v2.2

Receptor
NKG2C
LIR-1
NKG2A
KIR2DL1
KIR2DL5
KIR3DL1
KIR2DL4
KIR2DL2/L3
Donor
0
1
2
3
4
5
6
7
8
9
% Frequency
1.00
8.06
≥ 65.00

1:1 E:T
9 donors

Figure 21. Preclinical NK-cell rejection data.

Figure 22. Preclinical T-cell rejection data

Figure 23. Preclinical comparable CAR anti-tumor activity demonstrated with allo vector

With our progress to date, we expect to have our lead candidate selection completed in the first half of 2025.

Through our allogeneic platform and as part of our development plan for CRG-023, we intend to pursue an allogeneic vectorized CRG-023 and evaluate early proof of concept through a Phase 1 study. We believe our allogeneic development path for CRG-023, if successful, has the potential to change the treatment paradigm of B-cell malignancies, further expanding CARGO’s pipeline value and partnership opportunities.

Firicabtagene autoleucel (firi-cel)

On January 29, 2025, we announced our decision to discontinue the FIRCE-1 Phase 2 study of firicabtagene autoleucel (firi-cel), our previous lead program. Firi-cel is a novel autologous CAR T-cell product candidate designed to address resistance mechanisms by targeting CD22, an alternate tumor antigen expressed in most B-cell malignancies. We exclusively licensed the underlying CAR for firi-cel from the NCI, for use as an autologous cell therapy in hematology and oncology.

Competition

Oncology is a highly competitive market for drug development. While we believe that our differentiated pipeline provides us with competitive advantages, we face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions and governmental agencies and public and private research institutions, as well as standard-of-care treatments, new products undergoing development and combinations of existing and new therapies. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies, including cell-based therapies, both autologous and allogeneic in nature, and other therapeutic modalities, including antibodies, bispecific T-cell engagers, antibody drug conjugates, and small molecule therapeutics.

Due to the promising therapeutic effect of CAR T-cell therapies in clinical trials, we anticipate increasing competition from existing and new companies developing these therapies. Seven autologous CAR T-cell therapies have been approved by the FDA for the treatment of R/R hematologic malignancies: Kymriah (Novartis AG) for B-cell acute lymphoblastic leukemia (ALL) and for diffuse large B-cell lymphoma (DLBCL); Yescarta (Gilead/Kite Pharma) for aggressive large B-cell lymphoma (LBCL); Tecartus (Gilead/Kite Pharma) for mantle cell lymphoma or B-cell ALL; Breyanzi (Bristol-Myers Squibb Company) for aggressive LBCL; Abecma (Bristol-Myers Squibb Company) for multiple myeloma; Carvykti (Janssen Biotech) for multiple myeloma; and Aucatzyl (Autolus Therapeutics plc) for B-cell precursor ALL. We also face competition with new therapies under development by AbelZeta Pharma, Inc., Autolus Therapeutics plc, Galapagos NV, Gilead Sciences, Inc., Janssen Biotech, Legend Biotech Corp., Lyell Immunopharma, Inc., Marker Therapeutics, Inc., Miltenyi Biotec, Novartis International AG, and Regeneron Pharmaceuticals, Inc.

Allogeneic T cell products have yet to receive FDA approval though the number of companies developing allogeneic product candidates is substantial. These include Allogene Therapeutics, Inc., AstraZeneca, plc, Atara Biotherapeutics, Inc., Beam Therapeutics, Inc., Caribou Biosciences, Inc., Cellectis S.A., Century Therapeutics, Inc., CRISPR Therapeutics AG, Editas Medicine, Inc., Fate Therapeutics, Inc., F. Hoffmann-La Roche AG, Gilead Sciences, Inc., Imugene Ltd., Intellia Therapeutics, Inc., Legend Biotech Corp., Nkarta, Inc., Precision Biosciences, Inc., Sana Biotechnology, Inc., and Takeda Pharmaceutical Company Limited.

Competition will also arise from non-cell based immune and other therapies pursued by other biotechnology and pharmaceutical companies including Abbvie, Inc., Amgen, Inc., AstraZeneca, plc, Bristol-Myers Squibb Company, F. Hoffmann-La Roche AG, Genmab A/S, Incyte Corporation, Merck & Co., Inc., and Regeneron Pharmaceuticals, Inc.

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

We protect the proprietary technologies produced by our continuing technological innovation that are important to our business using a combination of approaches, including filing patent applications that cover our product candidates, platform technologies, and methods of using such candidates and technologies, as well as any improvements to existing inventions that are commercially important to the development of our business. We protect the IP we have licensed from third parties and work collaboratively with our licensors on patent prosecution to ensure we obtain commercially relevant patent protection. We also rely on trademarks, copyrights, trade secrets, and know-how to develop, protect and maintain our other IP. Our commercial success depends in part on our ability to obtain, maintain, enforce and defend our IP rights covering the technology, inventions and improvements that are important to our business, by preventing others from infringing any IP we may own or in-license in the future, preserving the confidentiality of our trade secrets, and operating without infringing, misappropriating or otherwise violating the valid and enforceable IP rights of third parties.

As of March 1, 2025, we owned three pending U.S. provisional patent applications and nine pending Patent Cooperation Treaty (PCT) applications comprising applications drawn to the following technical subject matter: (a) compositions and methods for improved immunotherapies; (b) compositions and methods for allogeneic immunotherapies; (c) split receptor switch polypeptides and uses thereof; (d) multiplex cell selection compositions and uses thereof; (e) modified immune effector cells; (f) compositions and methods for immunotherapies; (g) methods for manufacturing CRG-022 CAR T cells; (h) anti-CD22 chimeric antigen receptor (CAR) therapies; (i) compositions and methods for immunotherapies; (j) compositions and methods for allogeneic immune cells; and (k) methods for manufacturing CRG-023 CAR T cells. Any patents issued from these patent applications are expected to expire in 2043, 2044, or 2045, without taking into account any possible patent term adjustments or extensions. In addition, we have exclusively licensed from the NCI three patent families together comprising seven issued U.S. patents, two pending U.S. patent applications, 15 granted or allowed foreign patents (in Australia, Brazil, Canada, China, Europe, Hong Kong, India, Japan, and Russia) and six pending foreign patent applications (in Australia, Canada, Europe, Japan, Korea, and Singapore). We have also licensed or optioned from Stanford University four patent families together comprising four pending U.S. patent applications, and 56 pending foreign patent applications (in Australia, Brazil, Canada, China, Europe, Hong Kong, Israel, India, Japan, Korea, Mexico, New Zealand, Singapore, South Africa and the United Kingdom) that cover a wide range of compositions of matter (including pharmaceutical compositions) and methods (including methods of use) drawn to the following technical subject matter: (a) human monoclonal antibodies specific for CD22; (b) m971 chimeric antigen receptors; (c) bicistronic chimeric antigen receptors and their uses; (d) chimeric antigen receptors with CD2 activation; (e) methods for diagnosing or treating health conditions or optimizing therapeutic efficacy of CAR T cell therapies; (f) recombinant polypeptides for regulatable cellular localization; and (g) cell selection methods and related compositions. These patent applications and any patents issued therefrom are expected to expire between 2029 and 2042, without taking into account any possible patent term adjustments or extensions.

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

As of March 1, 2025, we had no outstanding IP litigation matters pending nor any threats of litigation against us. In the future, we may need to enforce one or more of the patents issued or licensed to us or to protect our trade secrets or know-how by litigation. We may also need to defend ourselves against claims of patent infringement, trade secret misappropriation, or the like filed by other parties. Litigation can be costly, may divert our attention from other corporate functions and responsibilities, and the outcome is always uncertain. There are numerous possible outcomes to such litigation, including an award of money damages, the grant of a preliminary or permanent injunction preventing us from selling an allegedly infringing product temporarily or permanently, invalidation of one or more claims of the asserted patent(s), or a requirement to grant or take a license subject to the payment of ongoing royalties. Monetary compensation may be insufficient to adequately offset the damage to our business caused by the infringer’s competition in the market. Adverse determinations in litigation could subject us to significant liabilities to third parties, could require us to seek licenses from third parties and pay significant royalties to such third parties and could prevent us from manufacturing, selling or using our product or technologies, any of which could severely harm our business.

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

License agreements

Stanford license agreement

In August 2022, we entered into a license agreement with Stanford University relating to our platform technologies relating to CAR T-cell therapies (the Stanford License). Pursuant to the Stanford License, Stanford University granted us a worldwide, exclusive license under certain patent rights, and a worldwide non-exclusive license under certain technology, in each case, owned or controlled by Stanford University to make, use and sell products, methods or services in the field of human therapeutic and diagnostic products. The licensed patent rights cover platform technology relating to the use of CD2/CD58 co-stimulatory signaling in cell therapy.

As consideration for the licenses granted under the Stanford License, we made an upfront payment of $50,000 and issued 67,605 shares of our common stock with a fair value of $0.1 million, of which 22,317 shares were issued to Stanford University, 27,100 shares were issued to two non-profit organizations that supported the research, and 18,188 shares were issued to various Stanford University inventors.

In addition to annual license maintenance fees of up to $0.1 million per year, we may be required to pay up to $7.5 million upon achievement of sales milestones, up to $4.0 million upon achievement of development milestone events for each product covered by licensed patent rights, including upon initiation of specific clinical trials or receipt of regulatory approvals, up to $50,000 in a milestone payment upon achievement of a certain commercial milestone event, up to $0.5 million in a milestone payment upon achievement of certain additional development milestone events, and a double-digit percentage of milestone payments on the first two licensed non-patent products and, subject to certain royalty reductions, as applicable, low single-digit percentage royalties on net sales of products that are covered by the licensed patent rights or licensed technology. Subject to the terms of the Stanford License, we also agreed to pay Stanford University a certain percentage of non-royalty sublicense-related revenue that we receive from third-party sublicenses.

Oxford license and supply agreement

In June 2022, we entered into a license and supply agreement (the Oxford Agreement) with Oxford Biomedica (UK) Limited (Oxford) for the manufacture and supply of lentiviral vectors for clinical and potentially commercial purposes by us. Pursuant to the Oxford Agreement, Oxford granted to us a non-exclusive worldwide, sub-licensable, royalty-bearing license under certain intellectual property rights for the purposes of research, development, manufacturing and commercialization of products transduced with the vectors manufactured by Oxford or by us following a technology transfer by Oxford, which products are directed against certain initial targets, and upon payment of certain fees, additional targets as agreed by Oxford and us. As consideration for the license granted under the Oxford Agreement, we paid an upfront license fee of $0.2 million.

In March 2024, we entered into an amendment to the Oxford Agreement pursuant to which we and Oxford agreed to an amended payment structure for certain lentiviral vectors. We may be obligated to pay up to an aggregate amount of $9.5 million in additional target fees, regulatory and commercial milestones for each target if such milestones are achieved by the licensed product directed to such target, except for the firi-cel program, for which we may be obligated to pay up to an aggregate amount of $4.8 million, and pay an earned royalty at low single-digit percentages of net sales of licensed products, except for the firi-cel program, for which we are no longer obligated to pay earned royalties on net sales of licensed products if vectors are manufactured by Oxford. In addition, we may be obligated to pay up to an aggregate amount of $1.3 million in technology transfer milestones to an affiliate or strategic collaborator or $3 million to a third party that is not a strategic collaborator.

Unless terminated earlier, the Oxford Agreement will expire when no further payments are due to Oxford. We can terminate the agreement at will upon advance written notice and may be subject to certain manufacturing slot cancellation fees.

2022 National Cancer Institute license agreement

In March 2022, we entered into an exclusive license agreement (the 2022 NCI License) with the U.S. Department of Health and Human Services, as represented by the NCI, pursuant to which we obtained a worldwide, royalty-bearing, exclusive license under certain patent rights to make, use, sell, offer for sale, and import certain autologous products covered by such licensed patents in the field of CAR-T immunotherapies for the treatment of B-cell malignancies that express CD22, and a non-sublicensable exclusive license for evaluation purposes only to make, use, and import, but not sell, certain allogenic products and to practice processes in the field of certain CAR-T immunotherapies for the treatment of B-cell malignancies that express CD22 for evaluation purposes, with an exclusive option to negotiate a non-exclusive or exclusive commercialization license. In March 2024, we exercised our right to extend the exclusive option one time for an additional year and paid an option extension royalty of $50,000.

As consideration for the licenses granted under the 2022 NCI License, we are required to pay the NCI a non-refundable license fee of $0.6 million, of which $0.2 million was paid in 2022, $0.1 million was paid in 2023, and $0.2 million was paid in March 2024, and the remaining balance of $0.1 million is payable on the third anniversary of the effective date of the agreement. We accrued the non-refundable upfront fees of $0.4 million upon entering the 2022 NCI License.

We agreed to pay up to $0.2 million in regulatory milestone payments upon achieving specific regulatory filings, up to $1.8 million in development milestone payments upon achieving specific clinical trials or registration trials, and up to $16.0 million in sales milestones upon achievement of specific commercial milestone events for up to three distinct licensed products, and an earned royalty on net sales of autologous cell therapy products covered by the licensed intellectual property rights, at a low single-digit percentage, depending on the amount of annual net sales and, if we choose to exercise the exclusive option mentioned above, on net sales of allogenic products, at a low single-digit percentage, depending on the amount of annual net sales and subject to the terms of the 2022 NCI License. We are also required to make minimum annual royalty payments of $50,000 per year, which will be creditable against royalties due for sales in that year. In addition, we are obligated to pay the NCI a percentage of non-royalty revenue received by us from our right to sublicense. Additionally, in the event we are granted a priority review voucher (PRV), we would be obligated to pay the NCI a minimum of $5.0 million upon the sale, transfer or lease of the PRV or $0.5 million upon submission of the PRV for use by the U.S. FDA. We are also obligated to pay the NCI a royalty based on a percentage of the fair market value of the consideration we receive for any assignment of the 2022 NCI License to a non-affiliate (upon the NCI’s prior written consent) or on an allocated portion of the fair value of consideration received in connection with a change in control (including an IPO). On the closing of our IPO in November 2023, the change of control milestone, as defined in the license agreement, was achieved, and we and the NCI have exchanged communications regarding the amount of, and underlying methodology to determine the amount of this milestone. We accrued a total of $0.3 million related to this milestone under both license agreements, and we continue to believe that the accrual represents our best estimate of this milestone amount. However, there can be no assurances that the amount accrued will be the amount agreed to between the parties.

Unless earlier terminated, the 2022 NCI License will expire upon the expiration of the last to expire of the licensed patent rights. The NCI may terminate or modify the 2022 NCI License in the event of an uncured material breach, including, but not limited to, if we do not meet certain milestones by certain dates, or upon certain insolvency events that remain uncured following the date that is 90 days following written notice of such breach or insolvency event. We may terminate the license, or any portion thereof, at our sole discretion at any time upon 60 days written notice to the NCI.

2023 National Cancer Institute license agreement

In February 2023, we entered into an exclusive license agreement (the 2023 NCI License) with the NCI, pursuant to which we obtained a worldwide, royalty-bearing, exclusive license under certain patent rights owned by the NCI to make, use, sell and import products and to practice processes in the field of certain CAR T immunotherapies for the treatment of B-cell malignancies, wherein the T cells are engineered to express CD22 in combination with binders, CARs, or other receptors targeting CD19, CD20, and/or CD79b; and at least one of the following: manufacturing the product with the STASH platform technology and/or a technology to activate CD2 signaling in the CAR T cell.

As consideration for the licenses granted under the 2023 NCI License, we agreed to pay the NCI a non-refundable license fee of $0.3 million in three installments whereby the first installment was payable within 60 days of the execution of the agreement and the remaining two payments are due on the first and second anniversaries of the effective date of the agreement. Additionally, we agreed to reimburse the NCI for $0.1 million in expenses incurred by the NCI prior to January 1, 2022, related to the preparation, filing, prosecution, and maintenance of all patent applications and patents included in the license under the 2023 NCI License.

We agreed to pay up to $0.1 million in milestone payments upon achievement of certain regulatory milestone events, up to $1.7 million in milestone payments upon achievement of certain development milestone events including initiation of specific clinical trials or registration trials, and up to $16.0 million in milestone payments upon achievement of specific commercial milestone events. Subject to the terms of the 2023 NCI License, we also agreed to pay a low single-digit percentage on earned royalties on net sales of products covered by the licensed patent rights. We also agreed to make minimum annual royalty payments of $50,000 per year, which will be creditable against royalties due for sales in that year. In addition, we are obligated to pay the NCI a percentage of non-royalty revenue received by us from our right to sublicense at defined percentages. Additionally, if we are granted a PRV, we would be obligated to pay the NCI a minimum of $5.0 million upon the sale, transfer or lease of the PRV or $0.5 million upon submission of the PRV for use by the FDA. We are also obligated to pay the NCI a royalty based on a percentage of the fair market value of the consideration that we receive for any assignment of the 2023 NCI License to a non-affiliate (upon the NCI’s prior written consent) or on an allocated portion of the fair value of consideration received in connection with a change in control (including an IPO). On the closing of our IPO in November 2023, the change in control milestone, as defined in our license agreement was achieved, and the parties have exchanged communications regarding the amount of, and underlying methodology to determine the amount of this milestone. We accrued a total of $0.3 million related to this milestone under both license agreements, and we continue to believe that the accrual represents our best estimate of this milestone amount. However, there can be no assurances that the amount accrued will be the amount agreed to between the parties.

Unless earlier terminated, the 2023 NCI License will expire upon the expiration of the last to expire of the licensed patent rights. The NCI may terminate or modify the 2023 NCI License in the event of an uncured material breach, including, but not limited to, if we do not meet certain milestones by certain dates, or upon certain insolvency events that remain uncured following the date that is 90 days following written notice of such breach or insolvency event. We may terminate the license, or any portion thereof, at our sole discretion at any time upon 60 days written notice to the NCI.

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

U.S. biologics development process

In the United States, biological products are subject to regulation under the Federal Food, Drug, and Cosmetic Act, the Public Health Service Act, and other federal, state, local and foreign statutes and regulations. The process required by the FDA before biologic product candidates may be marketed in the United States generally involves the following:

•
completion of certain preclinical laboratory studies in accordance with Good Laboratory Practice (GLP) regulations, and other applicable regulations;
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

Once a product candidate is identified for development, it enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information and analytical data, to the FDA as part of an IND. An IND is a request for FDA allowance to administer an investigational product to humans. An IND will also include a protocol detailing, among other things, the objectives of the clinical trial, the parameters to be used in monitoring safety, and any effectiveness criteria to be evaluated. Some preclinical testing may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA places the IND on a clinical hold. If FDA issues a clinical hold, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Clinical holds also may be imposed by the FDA at any time before or during clinical trials due to safety concerns or non-compliance with FDA requirements, in which case clinical trials may not begin or continue until the FDA notifies the sponsor that the hold has been lifted.

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

If a product receives regulatory approval, referred to as “licensure” by the FDA, such approval may be significantly limited to specific diseases and dosages, or the indications for use may otherwise be limited, which could restrict the commercial value of the product. In addition, the FDA may require the sponsor of an approved BLA to conduct one or more post-marketing clinical trials designed to further assess a biologic’s safety and efficacy, and may also require testing and surveillance programs to monitor the safety of the product once commercialized and may limit further marketing of the product based on the results of these post-marketing studies. The FDA may also place other conditions on BLA approval, including the requirement for a risk evaluation and mitigation strategy (REMS), to assure the safe use of the product. If the FDA concludes a REMS is needed, the sponsor of the BLA must submit a proposed REMS in conjunction with the BLA, which could include medication guides, physician communication plans or other elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of any approved products.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. Most significantly, in August 2022, President Biden signed the Inflation Reduction Act of 2022 (IRA) into law. This statute marks the most significant action by Congress with respect to the pharmaceutical industry since adoption of the ACA in 2010. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare, with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); redesigns the Medicare Part D benefit (beginning in 2024); and replaces the Part D coverage gap discount program with a new manufacturer discount program (beginning in 2025). CMS has published the negotiated prices for the initial ten drugs, which will first be effective in 2026, and has published the list of the subsequent 15 drugs that will be subject to negotiation. The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented, although the Medicare drug price negotiation program is currently subject to legal challenges. The impact of the IRA on the pharmaceutical industry and our business cannot yet be fully determined but is likely to be significant. Additional drug pricing proposals could appear in future legislation.

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

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Some states have enacted legislation creating so-called prescription drug affordability boards, which ultimately may attempt to impose price limits on certain drugs in these states. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs.

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

Corporate information

We were incorporated in the state of Delaware in December 2019 as Syncopation Life Sciences, Inc. and changed our name to CARGO Therapeutics, Inc. in September 2022. Our principal executive offices are located at 835 Industrial Road, Suite 400, San Carlos, California, and our telephone number is (650) 379-6143. Our corporate website address is www.cargo-tx.com. Information contained on, or accessible through, our website shall not be deemed incorporated into and is not a part of this Annual Report on Form 10-K.

Employees and human capital resources

As of December 31, 2024, we had approximately 167 full-time employees. None of our employees are represented by a labor union or party to a collective bargaining agreement. We consider our relationship with our employees to be good.

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
•
We may be unable to realize the level of the anticipated benefits that we expect from restructuring our operations, which may adversely impact our business and results of operations.
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
•
Failure to establish and maintain effective internal control over financial reporting could have a material adverse effect on our ability to report our financial condition, results of operations, or cash flows accurately and on a timely basis and could harm our reputation.
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

We are a clinical-stage biotechnology company with a limited operating history. Biotechnology product development is a highly speculative undertaking and involves a substantial degree of risk. We have incurred significant losses since our inception in December 2019, have no products approved for commercial sale, have not generated any revenue from product sales, have financed our operations principally through private placements of convertible preferred stock, convertible promissory notes and our initial public offering of our common stock and expect to incur significant losses for the foreseeable future. We expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Our net loss was $167.5 million and $98.1 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $312.6 million. Our losses have resulted principally from expenses incurred in connection with our research and development activities, including our clinical and preclinical development activities, as well as the buildout of our platform technologies such as our CD2 platform, and from general and administrative costs associated with our operations.

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

In addition, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors and risks frequently experienced by clinical-stage companies in rapidly evolving fields. For example, in January 2025 we announced our election to discontinue the FIRCE-1 Phase 2 study of firi-cel because we believe the results do not support a competitive benefit-risk profile for the intended patient populations. We also may need to transition from a company with a research focus to a company capable of supporting commercial activities. If we do not adequately address these risks and difficulties or successfully make such a transition, it could have a material adverse effect on our business.

We will require additional funding in order to finance operations. If we are unable to raise capital when needed, or on acceptable terms, we could be forced to delay, reduce or eliminate our product development programs, commercialization efforts or other operations.

Developing biotechnology products, including conducting clinical trials and preclinical studies, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception, and our expenses will continue to increase in connection with our ongoing activities, particularly as we conduct our ongoing and planned preclinical studies and clinical trials of, and seek regulatory approval for, our current product candidates and future product candidates we may develop or otherwise acquire. In addition, as our product candidates progress through development and toward commercialization, we will need to make milestone payments to the licensors and other third parties from whom we have in-licensed our product candidates or certain proprietary products used in the manufacturing of our clinical products, including The Board of Trustees of the Leland Stanford Junior University (Stanford University), The National Cancer Institute (the NCI) and Oxford Biomedica (UK) Limited (Oxford). Even if one or more of our product candidates is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate, including manufacturing and supply costs, as well as costs associated with establishing a sales and end-to-end supply chain management infrastructure. To date, we have funded our operations principally through private financings and our recently completed initial public offering. We expect our expenses to continue to increase in connection with our ongoing activities, particularly as we continue the clinical and preclinical development and manufacturing of our product candidates, continuing to develop and enhance our platform technologies, commence additional clinical trials and preclinical studies and continue to identify and develop additional product candidates.

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

In addition, under the terms of our license agreement with Oxford, as amended, for the manufacture and supply of lentiviral vectors for clinical and potentially commercial purposes, we may also be required to pay up to $13.8 million if certain regulatory and commercial milestones, in the aggregate, are achieved under our firi-cel and CRG-023 programs, and pay up to $9.0 million for each additional target program other than our firi-cel or CRG-023 programs if certain regulatory and commercial milestones, in the aggregate, are achieved for each such additional target program. Additionally, we are obligated to pay low single-digit percentage royalties on net sales of certain products generated under the Oxford Agreement. Further, under the terms of our license agreements we entered into with the NCI in 2022 and 2023, pursuant to which we obtained exclusive worldwide, royalty-bearing licenses under certain patent rights to research, develop, manufacture and commercialize products covered by such licensed patents, we may be required to pay up to $18.0 million and up to $17.8 million in milestone payments upon achievement of specific intellectual property, clinical and commercial milestone events, respectively, and low single-digit percentage royalties on net sales of products incorporating the licensed patent rights from the NCI. Additionally, under the terms of each license agreement with the NCI, in the event we are granted a priority review voucher (PRV), we would be obligated to pay the NCI a minimum of $5.0 million upon the sale, transfer or lease of the PRV or $0.5 million upon submission of the PRV for use by the FDA. We are also obligated to pay the NCI a royalty based on a percentage of the fair market value of the consideration we receive for any assignment of the 2022 NCI License to a non-affiliate (upon the NCI’s prior written consent) or on an allocated portion of the fair value of consideration received in connection with a change in control (including an IPO). On the closing of our IPO in November 2023, the change of control milestone was achieved, and the parties have exchanged communications regarding the amount of, and underlying methodology to determine the amount of this milestone. We continue to believe that the accrual remains appropriate. However, there can be no assurances that the amount accrued will be the amount agreed to between the parties.

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

Our ability to generate revenue from sales of any of our approved product candidates, which we do not expect will occur for many years, if ever, depends heavily on the successful identification, development, regulatory approval and eventual commercialization of any product candidates, which may never occur. We have invested substantially all of our efforts and financial resources in acquiring or in-licensing our current product candidates and conducting clinical trials and preclinical studies. We have never generated revenue from sales of any products, and we may never be able to develop, obtain regulatory approval for or commercialize, a marketable product. All of our product candidates will require significant clinical development, regulatory approval, establishment of sufficient manufacturing supply, including commercial manufacturing supply, and may require us to build a commercial organization and make substantial investment and significant marketing efforts before we generate any revenue from product sales. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates.

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
•
if we are required to supplement our clinical development plans to include additional clinical trials or studies, beyond those we currently contemplate for our product candidates;
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

We may be unable to realize the level of the anticipated benefits that we expect from restructuring our operations, which may adversely impact our business and results of operations.

In January 2025, we announced a reduction in force in connection with the announcement of our election to discontinue the FIRCE-1 Phase 2 study of firi-cel to streamline our business operations, reduce costs and create further operating efficiencies, which impacted approximately 50% of our workforce. In connection with these actions, we have incurred and may continue to incur restructuring costs in the near term of between $31 million and $37 million in total, including severance, benefits, payroll taxes, and other termination costs totaling approximately $4 million to $5 million, contract termination costs totaling approximately $20 million to $22 million and future costs to wind-down the firi-cel clinical development program totaling approximately $7 million to $10 million. These actions may result in unintended consequences, including employee attrition beyond our intended reduction in force, damage to our corporate culture and decreased employee morale among our remaining employees, diversion of management attention, adverse effects to our reputation as an employer, loss of continuity, institutional knowledge and expertise, and potential failure or delays to meet operational and growth targets. Further, our business may ultimately not be more efficient or effective and we may be unable to achieve anticipated operating enhancements or cost reductions, which would adversely affect our business, competitive position, operating results and financial condition.

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

Developing process and analytical methods for cell therapy products is complex and challenging. Unexpected technical challenges could arise during CMC development and manufacturing that may result in substantial timeline delays.

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

We currently have no marketing, sales or supply chain infrastructure and we must either build out a sales and marketing infrastructure or outsource this function to a third-party. Either of these commercialization strategies carries substantial risks to us.

Given our stage of development, and our recently announced reduction in force, we currently have no marketing, sales and end-to-end supply chain management capabilities. If any of our product candidates complete clinical development and are approved, we must either build out a sales and marketing organization with technical expertise and supporting end-to-end supply chain management capabilities to commercialize our product candidates in a legally compliant manner, or to outsource this function to a third-party. There are risks involved if we decide to build out our own sales and marketing capabilities or enter into arrangements with third parties to perform these services. We have no prior experience as a company in the marketing, sale and end-to-end supply chain management of biopharmaceutical products, and there are significant risks involved in building and managing a sales organization, including our ability to hire, retain and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products.

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

Our employees and personnel may use generative artificial intelligence (AI) technologies to perform their work, and the use of such generative AI in connection with our Confidential Information may result in leaks, disclosure, or otherwise unauthorized or unintended access to such information, including if such information is used to further refine and train the underlying generative AI models. The disclosure and use of personal information in generative AI technologies is subject to various privacy laws and other privacy obligations and governments have passed and are likely to pass additional laws regulating generative AI. For example, on August 1, 2024, the EU Artificial Intelligence Act (EU AI Act) entered into force, and establishes a comprehensive, risk-based governance framework for AI in the EU market. The majority of the substantive requirements will apply from August 2, 2026. The EU AI Act applies to companies that develop, use and/or provide AI in the EU and includes requirements around transparency, conformity assessments and monitoring, risk assessments, human oversight, security, accuracy, general purpose AI and foundation models, and fines for breach of up to 7% of worldwide annual turnover. Further, our ability to continue to develop or use such technologies may depend on access to specific third-party software and infrastructure, such as processing hardware or third-party AI models, and we cannot control the availability or pricing of such third-party software and infrastructure, especially in a highly competitive environment. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and consumer lawsuits. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages.

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

Preclinical and clinical drug development is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the preclinical study or clinical trial process, including due to factors that are beyond our control. The historical failure rate for product candidates in our industry is high. It is not uncommon to observe results in clinical trials that are unexpected based on preclinical studies and early clinical trials, and many product candidates fail in clinical trials despite very promising early results. For example, in January 2025 we announced our election to discontinue the FIRCE-1 Phase 2 study of firi-cel because we believe the results would not support a competitive benefit-risk profile for the intended patient populations. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and regulatory authorities may not agree with the conclusions we draw from our clinical trials and preclinical studies. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies.

Before obtaining approval from regulatory authorities for the commercialization of any of our product candidates, we must conduct extensive clinical trials to demonstrate the safety purity, potency or efficacy of the product candidate in humans. We have limited experience in conducting clinical trials, and as an organization, have not yet completed a clinical for any of our product candidates.

Prior to initiating clinical trials for any product candidates, we must submit the results of preclinical studies to the FDA or comparable foreign regulatory authorities along with other information, including information about product candidate chemistry, manufacturing and controls and our proposed clinical trial protocol, as part of an IND or similar regulatory submission. The FDA or comparable foreign regulatory authorities may require us to conduct additional preclinical or non-clinical studies, or complete additional activities relating to chemistry, manufacturing and controls (CMC) for any product candidate before such authorities allow us to initiate clinical trials under any IND or similar regulatory submission, which may lead to delays and increase the costs of our preclinical development programs. In particular, the manufacturing of autologous CAR T-cell therapies remains an emerging and evolving field. Accordingly, we expect CMC-related topics, including product specifications, will remain a focus for such regulatory authorities during their reviews of our applications. Moreover, even as we continue and/or commence new clinical trials, issues may arise that could cause regulatory authorities to suspend or terminate such clinical trials. Any such delays in the commencement or completion of our ongoing and planned clinical trials for our product candidates could significantly affect our product development timelines and product development costs and harm our financial position.

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
•
if we are required to supplement our clinical development plans to include additional clinical trials or studies;
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

If we are required by the FDA to obtain approval of a companion diagnostic in connection with approval of any of our product candidates, and we do not obtain, or face delays in obtaining, FDA approval of such companion diagnostic, we will not be able to commercialize such product candidate and our ability to generate revenue will be materially impaired.

If the FDA believes that the safe and effective use of any of our product candidates depends on an in vitro diagnostic (IVD), then it may require approval or clearance of that diagnostic as a companion diagnostic at the same time that the FDA approves our product candidates, if at all. According to FDA guidance, if the FDA determines that a companion diagnostic is essential to the safe and effective use of a novel therapeutic product or indication, the FDA generally will not approve the therapeutic product or new therapeutic product indication if the companion diagnostic is not also approved or cleared for that indication. Depending on the data from our clinical trials, we may decide to collaborate with diagnostic companies during our clinical trial enrollment process to help identify patients with characteristics that we believe will be most likely to respond to our product candidates. If a satisfactory companion diagnostic is not commercially available in this situation, we may be required to develop or obtain such test, which would be subject to regulatory approval requirements. The process of obtaining or creating such diagnostic is time-consuming and costly.

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

The accelerated approval pathway may be used in cases in which the advantage of a new biologic over available therapy may not be a direct therapeutic advantage but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional confirmatory studies to verify and describe the biologic’s clinical benefit. If such post-approval studies fail to confirm the biologic’s clinical benefit or are not completed in a timely manner, the FDA may withdraw its approval of the biologic on an expedited basis. Under the Food and Drug Omnibus Reform Act of 2022, the FDA was provided statutory authority to mitigate potential risks to patients from continued marketing of ineffective drugs previously granted accelerated approval. Under these provisions, the FDA may require a sponsor of a product seeking accelerated approval to have a confirmatory trial well underway prior to such approval being granted. Since the enactment of this legislation, the FDA has issued draft guidance documents further clarifying its intent to require confirmatory trials to be underway prior to granting any accelerated approval, which with respect to oncology therapeutics, may include the requirement that such trials be fully enrolled at time of BLA approval.

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

The FDA and comparable foreign regulatory authorities offer certain designations for product candidates that are designed to encourage the research and development of product candidates that are intended to address serious and life-threatening conditions. These designations may confer benefits, but there can be no assurance that we will successfully obtain any such designations for any product candidates. In addition, while such designations could expedite the development or review processes, they do not change the standards for approval, nor do such designations guarantee that any approved indication will not be narrower than the designated indication.

For example, we may seek Breakthrough Therapy designations for one or more of our product candidates where we believe the clinical data support such designation. A “Breakthrough Therapy” is defined as a drug or biologic that is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition, where preliminary clinical evidence indicates that the drug or biologic may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For product candidates that have been designated as Breakthrough Therapies, increased interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Biologics designated as Breakthrough Therapies also receive the same benefits associated with the FDA’s Fast Track designation program, including eligibility for rolling review of a submitted BLA, if the relevant criteria are met.

We may also seek Regenerative Medicine Advanced Therapy (RMAT) designation for one or more of our product candidates. A biological product candidate is eligible for RMAT designation if: (1) it meets the definition of a regenerative medicine therapy, which the FDA defines as a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products, with limited exceptions; (2) the candidate is intended to treat, modify, reverse, or cure a serious disease or condition; and (3) preliminary clinical evidence indicates that the candidate has the potential to address unmet medical needs for such disease or condition. Similar to Breakthrough Therapy designation, RMAT designation provides potential benefits that include more frequent meetings with FDA to discuss the development plan for the product candidate, including potential surrogate endpoints for future clinical studies, and eligibility for rolling review and priority review of submitted BLAs. Product candidates granted RMAT designation may also be eligible for accelerated approval on the basis of a surrogate or intermediate endpoint reasonably likely to predict long-term clinical benefit, or through reliance upon data obtained from a meaningful number of sites, including through expansion to a sufficient number of sites, as appropriate. RMAT-designated product candidates that receive accelerated approval may, as appropriate, be able to fulfill their post-approval requirements through the submission of clinical evidence, clinical studies, patient registries, or other sources of real-world evidence (such as electronic health records), through the collection of larger confirmatory data sets, or via post-approval monitoring of all patients treated with such therapy prior to approval of the therapy.

Designations, such as a Breakthrough Therapy and RMAT are within the sole discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of designation for a product candidate may not result in a faster development process, review or approval compared to product candidates considered for approval under conventional FDA review procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify as Breakthrough Therapies or receive RMAT designation, the FDA may later decide that the product candidate no longer meets the conditions for qualification and rescind such designation or otherwise decide that the time period required for FDA review or approval will not be reduced.

Disruptions at the FDA and other government agencies caused by funding shortages, staffing limitations or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, prevent new or modified products from being developed, review, approved or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA and foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory and policy changes, the FDA’s or foreign regulatory authorities’ ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s or foreign regulatory authorities’ ability to perform routine functions. Average review times at the FDA and foreign regulatory authorities have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies, such as the EMA following its relocation to Amsterdam and resulting staff changes, may also slow the time necessary for new biologics or modifications to approved biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. In addition, during the COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. If a prolonged government shutdown occurs, or if funding shortages, staffing limitations or renewed global health concerns prevent the FDA or other regulatory authorities from conducting their regular activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

We believe that any of our future product candidates approved as a biological product under a BLA should qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to Congressional action or otherwise, or that the FDA will not consider our product candidates to be reference products for competing products, potentially creating the opportunity for generic competition sooner than anticipated. Moreover, the extent to which a biosimilar, once approved, could be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological products will depend on a number of marketplace factors.

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

If we participate in the Medicaid Drug Rebate Program or other governmental pricing programs, in certain circumstances, our products would be subject to ceiling prices set by such programs, which could reduce the revenue we may generate from any such products. Participation in such programs would also expose us to the risk of significant civil monetary penalties, sanctions and fines should we be found to be in violation of any applicable obligations. Further, the evolving reimbursement policy landscape creates substantial uncertainty and may significantly impact our ability to generate revenue from any approved products.

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

In addition, in the event that we develop companion diagnostic tests for use with our products, if approved, such companion diagnostic tests may require coverage and reimbursement separate and apart from the coverage and reimbursement for their companion pharmaceutical product. For example, in the outpatient setting, the need for separate reimbursement of companion diagnostic tests could create additional payment complexities for our product candidates, if approved, and may delay or limit their adoption. In the inpatient setting, where companion diagnostic tests are typically not reimbursed separately, hospitals may be reluctant to adopt our therapies if they perceive the associated companion diagnostic tests as an additional unreimbursed expense. The unavailability of adequate reimbursement for companion diagnostic tests could reduce healthcare providers’ willingness to prescribe and patients’ willingness to use our products, thereby limiting our revenue. Similar challenges to obtaining coverage and reimbursement applicable to pharmaceutical products will apply to companion diagnostics tests.

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

Specifically, due to the high cost of CAR T-cell therapies, payors may be reluctant to provide coverage or may impose significant restrictions on reimbursement or require additional rebates. These challenges could include: implementing high co-payments that patients may find unaffordable, imposing stringent prior authorization requirements, limiting coverage to specific patient populations or conditions potentially narrower than any approved label, requiring additional levels of approval for subsequent CAR T-cell therapies after an initial treatment, and mandating outcomes-based payment models that tie reimbursement to clinical effectiveness. Further, payors may adopt more conservative reimbursement approaches, which could result in more restrictive utilization management tools, potentially delaying or denying coverage for some patients. Delays in obtaining reimbursement approvals may cause healthcare professionals to consider alternative, less expensive, or less logistically complex treatment options, particularly for patients with rapidly progressing disease. Furthermore, Medicare’s coverage of CAR T-cell therapies is currently limited to those meeting specific criteria set forth in a national coverage decision. If we are unable to secure favorable coverage and reimbursement terms, healthcare providers may be hesitant to prescribe our therapies, and patients may be unable to afford treatment. This could substantially limit the adoption of our product candidates, if approved, and materially adversely affect our business, financial condition, and results of operations.

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

Most significantly, in August 2022, President Biden signed the Inflation Reduction Act of 2022 (IRA) into law. This statute marks the most significant action by Congress with respect to the pharmaceutical industry since adoption of the ACA in 2010. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare, with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); redesigns the Medicare Part D benefit (beginning in 2024); and replaces the Part D coverage gap discount program with a new manufacturer discount program (beginning in 2025). CMS has published the negotiated prices for the initial ten drugs, which will first be effective in 2026, and has published the list of the subsequent 15 drugs that will be subject to negotiation. The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented, although the Medicare drug price negotiation program is currently subject to legal challenges. The impact of the IRA on the pharmaceutical industry and our business cannot yet be fully determined but is likely to be significant. Additional drug pricing proposals could appear in future legislation.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Some states have enacted legislation creating so-called prescription drug affordability boards, which ultimately may attempt to impose price limits on certain drugs in these states. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, results of operations, financial condition and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our product candidates, if approved, or put pressure on our product pricing, which could negatively affect our business, results of operations, financial condition and prospects.

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

We are dependent on patents, know-how, and proprietary technology, both our own and licensed from others. We are a party to intellectual property license agreements and in the future we may enter into additional license agreements. For example, with respect to developing our product candidates, we have licensed certain intellectual property from the NCI, Oxford, and Stanford University. These license agreements impose, and we expect that future license and acquisition agreements will impose, various diligence, milestone payment, royalty and other obligations on us. If we fail to comply with our obligations under current or future intellectual property license agreements, we may be required to pay damages and the licensor may have the right to terminate the license. Any termination of these licenses could result in the loss of significant rights and could harm our ability to develop, manufacture, use and/or commercialize our product candidates or platform technologies. See the section titled “Business–Intellectual property–License agreements” for additional information regarding these key agreements.

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

The licensing and acquisition of third-party intellectual property rights is a competitive practice, and companies that may be more established or have greater resources than we do, may also be pursuing strategies to license or acquire third-party intellectual property rights that we may consider necessary or attractive in order to commercialize our product candidates. More established companies may have a competitive advantage over us due to their larger size and cash resources or greater clinical development and commercialization capabilities. There can be no assurance that we will be able to successfully complete such negotiations and ultimately acquire the rights to the intellectual property surrounding the additional product candidates that we may seek to acquire.

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

The strength of patents in the biotechnology and pharmaceutical fields can be uncertain, and evaluating the scope of such patents involves complex legal, factual and scientific analyses and has in recent years been the subject of much litigation, resulting in court decisions, including Supreme Court decisions, which have increased uncertainties around the ability to enforce patent rights in the future. The patent applications that we own or in-license may fail to result in issued patents with claims that cover our product candidates or uses thereof in the United States or in other foreign countries. Even if the patents do successfully issue, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. In the event of litigation or administrative proceedings, we cannot be certain that the claims in any of our issued patents will be considered valid by courts in the United States or foreign countries. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from designing their products to avoid being covered by our claims. If the breadth or strength of protection provided by the patent applications we hold with respect to our product candidates is threatened, this could dissuade companies from collaborating with us to develop and could threaten our ability to commercialize, our product candidates. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States, or vice versa. Further, if we encounter delays in our clinical trials, the period of time during which we could market our product candidates under patent protection would be reduced.

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
•
we may need to initiate litigation or administrative proceedings to enforce and/or defend our patent rights which will be costly and time-consuming whether we win or lose;

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

Numerous U.S. and foreign issued patents and pending patent applications owned by third parties exist in the fields in which we are developing our product candidates. We cannot provide any assurances that valid third-party patents do not exist which might be enforced against our current product candidates or future products, resulting in either an injunction prohibiting our sales, or, with respect to our sales, an obligation on our part to pay royalties and/or other forms of compensation to third parties. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may give rise to claims of infringement of the patent rights of others. Third parties may assert that we infringe their patents or other intellectual property, or that we are otherwise employing their proprietary technology without authorization and may sue us. There may be third-party patents of which we are currently unaware with claims to compositions, formulations, methods of manufacture or methods of use or treatment that cover our product candidates. We are aware of certain third-party patents and patent applications, including by parties such as Juno Therapeutics, Kite Pharma, the United States Department of Health and Human Services, University of Pennsylvania, and Fred Hutchinson Cancer Research Center with claims to compositions and methods that may be relevant to our product candidates. We believe that we have reasonable defenses against possible allegations of infringement, such as noninfringement or invalidity defenses. There can be no assurance that these defenses will succeed. It is also possible that patents owned by third parties of which we are aware or might become aware, but which we believe are not valid, or do not believe are relevant to our product candidates and other proprietary technologies we may develop, could be found to be infringed by our product candidate. Because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our product candidates may infringe. In addition, third parties, our competitors in both the United States and abroad, many of which have substantially greater resources and have made substantial investments in patent portfolios and competing technologies, may have applied for or obtained, or may apply for or obtain patents in the future that may prevent, limit or otherwise interfere with our ability to make, use and sell our product candidates, and may claim that use of our technologies or the manufacture, use or sale of our product candidates infringes upon these patents. As the number of competitors in our market grows and the number of patents issued in this area increases, the possibility of patent infringement claims against us may increase. Moreover, individuals and groups that are non-practicing entities, commonly referred to as “patent trolls,” purchase patents and other intellectual property assets for the purpose of making claims of infringement in order to extract settlements. From time to time, we may receive threatening letters, notices or “invitations to license,” or may be the subject of claims that our product candidates or technologies and business operations infringe, misappropriate or otherwise violate the intellectual property rights of others. If any such third-party patents were held by a court of competent jurisdiction to cover our technologies or product candidates, or if we are found to otherwise infringe a third-party’s intellectual property rights, the holders of any such patents may be able to block, including by court order, our ability to develop, manufacture or commercialize the applicable product candidate unless we obtain a license under the applicable patents or other intellectual property, or until such patents expire or are finally determined to be held invalid or unenforceable. Such a license may not be available on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, our ability to commercialize our product candidates may be impaired or delayed, which could in turn significantly harm our business.

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

The terms of our patents may not be sufficient to effectively protect our products and business.

Patents have a limited lifespan or term. In the United States, if all maintenance fees are paid timely, the natural expiration of a patent is generally 20 years after its first effective filing date. Although various extensions may be available, the life of a patent, and the protection it affords, is limited. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such product candidates are commercialized. Even if patents covering our product candidates are obtained, once the patent life has expired for a product, we may be open to competition from biosimilar or generic medications. The launch of a generic version of one of our products in particular would be likely to result in an immediate and substantial reduction in the demand for that product, which could have a material adverse effect on our business, financial condition, results of operations and prospects. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing product candidates similar or identical to ours. In addition, although upon issuance in the United States a patent’s life can be increased based on certain delays caused by the USPTO, this increase can be reduced or eliminated based on certain delays caused by the patent applicant during patent prosecution.

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

Our use of open-source software could impose limitations on our ability to commercialize our product candidates.

Our use of open-source software could impose limitations on our ability to commercialize our product candidates. Our technology may use open-source software that contains modules licensed for use from third-party authors under open-source licenses. Some of the software may be provided under license arrangements that allow use of the software for research or other non-commercial purposes. As a result, in the future, as we seek to use our platform in connection with commercially available products, we may be required to license that software under different license terms, which may not be possible on commercially reasonable terms, if at all. If we are unable to license software components on terms that permit its use for commercial purposes, we may be required to replace those software components, which could result in delays, additional cost and/or additional regulatory approvals.

Use and distribution of open-source software may entail greater risks than use of third-party commercial software, as open-source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the software code. Some open-source licenses contain requirements that we make available source code for modifications or derivative works we create based upon the type of open-source software we use. If we combine our proprietary software with open-source software in a certain manner, we could, under certain of the open-source licenses, be required to release the source code of our proprietary software to the public. This could allow our competitors to create similar products with lower development effort and time, and ultimately could result in a loss of product sales for us. Although we monitor our use of open-source software, the terms of many open-source licenses have not been interpreted by U.S. courts, and there is a risk that those licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our product candidates. We could be required to seek licenses from third parties in order to continue offering our product candidates, to re-engineer our product candidates or to discontinue the sale of our product candidates in the event re-engineering cannot be accomplished on a timely basis, any of which could materially and adversely affect our business, financial condition, results of operations and prospects.

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
•
publication of research reports about us or our industry, or cell therapy programs in particular, or positive or negative recommendations or withdrawal of research coverage by securities analysts;
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

Failure to establish and maintain effective internal control over financial reporting could have a material adverse effect on our ability to report our financial condition, results of operations, or cash flows accurately and on a timely basis and could harm our reputation.

As a publicly traded company, we are subject to the Securities Exchange Act of 1934 (the Exchange Act) and the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act). The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal control over financial reporting. As part of its annual review of the effectiveness of CARGO’s internal control over financial reporting as of December 31, 2024, management has concluded that CARGO’s internal control over financial reporting was effective. Material weaknesses identified in preparing the financial statements as of and for the year ended December 31, 2022, which were previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, and in our Quarterly Reports on Form 10-Q for the periods ended March 31, June 30 and September 30, 2024, have been remediated after newly implemented controls had been operating effectively for a sufficient period of time.

Although these material weaknesses were remediated as of December 31, 2024, there is no assurance that additional material weaknesses will not arise in the future. Any failure to achieve and maintain effective internal control over financial reporting could have a material adverse effect on the market for our ordinary shares. For a discussion of our internal control over financial reporting, see “Part II, Item 9A. Controls and Procedures” of this Annual Report on Form 10-K.

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

Our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates own a significant majority of our outstanding voting stock as of December 31, 2024. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

We have incurred substantial losses during our history, do not expect to become profitable in the near future, and we may not achieve profitability. As of December 31, 2024, we had U.S. federal and state net operating loss carryforwards (NOLs) of $38.2 million and $183.8 million, respectively. Our federal NOL carryforwards of $38.2 million carry forward indefinitely. The state NOL carryforwards of $183.8 million begin to expire in 2041. In addition, as of December 31, 2024, we have U.S. federal and state research and development tax credits of $13.0 million and $4.7 million, respectively. The federal research and development tax credits of $13.0 million begin to expire in 2042. The state research and development tax credits of $4.7 million carry forward indefinitely.

Under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes (such as research and development tax credits) to offset its post-change income or taxes may be limited. We may have experienced ownership changes in the past and may experience ownership changes as a result of our acquisitions of assets and/or subsequent shifts in our stock ownership (some of which are outside our control). As a result, our ability to use our pre-change NOLs and tax credits to offset future taxable income, if any, could be subject to limitations. Similar provisions of state tax law may also apply. As a result, even if we attain profitability, we may be unable to use a material portion of our NOLs and tax credits. As of December 31, 2024, we have a valuation allowance for the full amount of our net deferred tax assets as the realization of the net deferred tax assets is not determined to be more likely than not. In addition, changes in tax laws or regulations may adversely impact our ability to utilize all, or any, of our NOL carryforwards.

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

Pursuant to Section 404 of Sarbanes-Oxley and the related rules of the SEC, our management is required to report on the effectiveness of our internal control over financial reporting beginning with this annual report on the form 10-K for our fiscal year ending December 31, 2024. When we lose our status as an “emerging growth company” and reach an accelerated filer threshold, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. To comply with the requirements of being a reporting company under the Exchange Act, we may need to upgrade our information technology systems; implement additional financial and management controls, reporting systems and procedures; and hire additional accounting and finance staff. If we or, if required, our auditors are unable to conclude that our internal control over financial reporting is effective, investors may lose confidence in our financial reporting and the trading price of our common stock may decline.

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

Our business could be negatively affected as a result of actions of activist stockholders, and such activism could impact the trading value of our securities.

Stockholders may, from time to time, engage in proxy solicitations or advance stockholder proposals, or otherwise attempt to effect changes and assert influence on our board of directors and management. Activist campaigns that contest or conflict with our strategic direction or seek changes in the composition of our board of directors could have an adverse effect on our operating results and financial condition. A proxy contest would require us to incur significant legal and advisory fees, proxy solicitation expenses and administrative and associated costs and require significant time and attention by our board of directors and management, diverting their attention from the pursuit of our business strategy. Any perceived uncertainties as to our future direction and control, our ability to execute on our strategy, or changes to the composition of our board of directors or senior management team arising from a proxy contest could lead to the perception of a change in the direction of our business or instability which may result in the loss of potential business opportunities, make it more difficult to pursue our strategic initiatives, or limit our ability to attract and retain qualified personnel and strategic partners, any of which could adversely affect our business and operating results. If individuals are ultimately elected to our board of directors with a specific agenda, it may adversely affect our ability to effectively implement our business strategy and create additional value for our stockholders. We may choose to initiate, or may become subject to, litigation as a result of the proxy contest or matters arising from the proxy contest, which would serve as a further distraction to our board of directors and management and would require us to incur significant additional costs. In addition, actions such as those described above could cause significant fluctuations in our stock price based upon temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

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

Our cybersecurity risk management program is integrated into our overall risk management program, and shares common methodologies, reporting channels and governance processes that apply across the risk management program to other legal, compliance, strategic, operational, and financial risk areas.

Key elements of our cybersecurity risk management program include:

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

• a cybersecurity incident response policy that includes procedures for responding to cybersecurity incidents; and

• a third-party risk management process for key service providers based on our assessment of their criticality to our operations and respective risk profile.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See “Risk Factors—Risks related to our business—Our information technology systems, or those used by our third-party contract research organizations or other contractors or consultants, may fail or suffer security breaches.”

Cybersecurity Governance

Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee (Committee) oversight of cybersecurity risks, including oversight of management’s implementation of our cybersecurity risk management program.

The Committee receives quarterly updates from management on our cybersecurity risks. In addition, management updates the Committee where it deems appropriate, regarding cybersecurity incidents it considers to be significant or potentially significant.

The Committee reports to the full Board regarding its activities, including those related to cybersecurity. The full Board also receives briefings from management on our cyber risk management program.

Our management team, including the Vice President of IT is primarily responsible for assessing and managing our material risks from cybersecurity threats. The Vice President of IT has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our management team’s experience includes over 25 years of experience leading technology management functions within biotech companies as well as interacting with the Board. Specifically, the Vice President of IT has been leading IT, compliance and security in various biotech companies including presenting and delivering cybersecurity roadmaps and risk management to executive teams and boards.

Our management team takes steps to stay informed about and monitor efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in our IT environment.

Item 2. Properties.

Our principal office is currently located at 835 Industrial Road, San Carlos, California, where we lease an approximately 99,557 square foot facility, used as laboratory, research and office space which expires in May 2031. See Note 5 to our financial statements included elsewhere in this Annual Report on Form 10-K for additional information. We believe that our current facilities are suitable and adequate to meet our current needs.

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

Holders of Record

As of March 5, 2025, there were 22 holders of record of our common stock. The actual number of holders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

Recent Sales of Unregistered Securities

None.

Issuer Repurchases of Equity Securities

During the quarter ended December 31, 2024, we did not repurchase any equity securities.

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

Overview

We are a clinical-stage biotechnology company focused on designing, engineering and developing next generation, potentially curative cell therapies for cancer patients. Our programs, platforms, and manufacturing strategy are designed to directly address the limitations of approved chimeric antigen receptor (CAR) T-cell therapies. A CAR is an engineered protein that is delivered into T cells, enabling recognition and destruction of cancer cells. We believe the limitations of approved CAR T-cell therapies include limited durability of effect, safety concerns and unreliable supply. Our pipeline includes CRG-023, an investigational tri-specific CAR T designed to address several known causes of relapse associated with existing CAR T-cell therapies such as loss of tumor antigen expression, loss of co-stimulation (e.g., via CD58/CD2 signaling) and T cell exhaustion, resulting in the potential to address a broad range of B-cell malignancies with the goal of providing more patients with a durable complete response. CRG-023 is designed to target the B-cell lineage antigens (CD19, CD20, CD22) via tri-cistronic expression of three distinct CARs from a single lentiviral vector, each with its own co-stimulatory domain. One co-stimulatory domain incorporates CD2 signaling into the tri-specific CAR T cell, the design of which has been informed by immune-evasion and CAR T-cell resistance mediated by the loss of CD58 expression (the ligand of the CD2 co-stimulatory receptor).

In January 2025, the FDA allowed our IND for CRG-023 to proceed. We intend to evaluate CRG-023 in a Phase 1 dose escalation study in 3L+ large B-cell lymphoma (LBCL) including CAR T-naïve patients. We plan to leverage proof-of-concept data to support moving quickly into earlier lines of therapy and to evaluate CRG-023 additional B-cell malignancies for CRG-023. Enrollment for the Phase 1 study is expected to be initiated by the second quarter of 2025.

We are also leveraging our cell engineering and manufacturing capabilities to develop a novel allogeneic platform, which is a universal vector solution designed to limit immune-based rejection to enable durable response for CAR T-cell therapy. The universal vector is intended to be paired with any new or pre-existing CAR vector to create an allogeneic CAR T-cell therapy, with the goal of maintaining the durable efficacy and safety associated with autologous cell therapy while creating an off-the-shelf option to broaden availability to more people with cancer. To date, we have generated pre-clinical proof-of-concept activity in the allogeneic vector, and we expect to select our lead vector candidate in the first half of 2025. Through our allogeneic platform, we also intend to pursue an allogeneic vectorized CRG-023.

On January 29, 2025, we elected to discontinue FIRCE-1, our Phase 2 study of firicabtagene autoleucel (firi-cel) (previously CRG-022) in patients with LBCL whose disease relapsed or was refractory (R/R) to CD19 CAR T-cell therapy. Firi-cel was our investigational autologous CAR T-cell product targeting the CD22 antigen and also our lead program. In connection with our decision to discontinue FIRCE-1, we are focusing on evaluating strategic options.

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

Our net loss was $167.5 million and $98.1 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $312.6 million and cash and cash equivalents and marketable securities of $368.1 million. Based on our current operating plans, we estimate that our existing cash and cash equivalents and marketable securities as of December 31, 2024 will be sufficient to meet our working capital and capital expenditures to mid-2028. We have based this estimate on our current assumptions, which may prove to be wrong, and we may exhaust our available capital resources sooner than we expect.

We expect to continue to incur significant and increasing net operating losses for the foreseeable future as we:

•
advance our product candidates through preclinical and clinical development;
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

Results of operations

Comparison of the years ended December 31, 2024 and 2023

Our results of operations for each of the periods indicated are summarized in the table below:

	Year ended December 31,
	2024	2023	Change
	(in thousands)
Operating expenses:
Research and development	$143,397	$75,791	$67,606
General and administrative	43,973	20,919	23,054
Total operating expenses	187,370	96,710	90,660
Loss from operations	(187,370)	(96,710)	(90,660)
Interest income	20,063	4,871	15,192
Interest expense	—	(1,604)	1,604
Net change in fair value of redeemable convertible preferred stock tranche obligations	—	(8,783)	8,783
Change in fair value of derivative liabilities	—	6,453	(6,453)
Loss on extinguishment of convertible notes	—	(2,316)	2,316
Other expense, net	(195)	(58)	(137)
Net loss	$(167,502)	$(98,147)	$(69,355)

Research and development expenses

	Year ended December 31,
	2024	2023	Change
	(in thousands)
Direct costs:
Manufacturing and technical operations	$62,957	$33,527	$29,430
Preclinical and clinical	18,878	7,938	10,940
Consultants and other outside services	3,925	4,257	(332)
License fees	300	1,510	(1,210)
Indirect costs:
Employee-related costs	40,043	20,934	19,109
Facilities and other operating costs	17,294	7,625	9,669
Total research and development expenses	$143,397	$75,791	$67,606

Research and development expenses were $143.4 million and $75.8 million for the years ended December 31, 2024 and 2023, respectively. The $67.6 million increase in research and development expenses during this period was primarily due to:

•
$29.4 million increase in manufacturing costs and $10.9 million increase in preclinical and clinical costs, which primarily related to the clinical costs for the continued development of firi-cel through our Phase 2 clinical trial which was initiated in the third quarter of 2023;
•
$19.1 million increase in employee-related costs due to increased headcount on our research and development teams to support our development efforts, including a $5.8 million increase in stock-based compensation expense for research and development employees; and
•
$9.7 million increase in facilities and other operating costs primarily related to our new facility lease that was entered into in December 2023, depreciation expense related to lab equipment placed into use in 2024 and increased allocated overhead as a result of our continued growth.

The above increases in research and development expenses were partially offset by a $1.2 million decrease in license fees primarily related to accrual of upfront fees in the year ended December 31, 2023 upon entering into the 2023 NCI License, with no comparable new licenses entered into in the year ended December 31, 2024.

General and administrative expenses

	Year ended December 31,
	2024	2023	Change
	(in thousands)
Employee-related costs	$25,426	$9,270	$16,156
Outside services	12,712	9,737	2,975
Facilities and other operating costs	5,835	1,912	3,923
Total general and administrative expenses	$43,973	$20,919	$23,054

General and administrative expenses were $44.0 million and $20.9 million for the years ended December 31, 2024 and 2023, respectively. The $23.1 million increase in general and administrative expenses during this period was primarily due to:

•
$16.2 million increase in employee-related costs due to higher headcount in our finance and administrative personnel, including a $8.9 million increase in stock-based compensation expense for general and administrative employees;
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

Interest income

Interest income was $20.1 million and $4.9 million in the years ended December 31, 2024 and 2023, respectively. The $15.2 million increase was primarily attributed to higher interest income from our cash, cash equivalents, restricted cash and marketable securities due to higher balances during the year ended December 31, 2024 as a result of proceeds from our initial public offering (IPO) in November 2023 and private placement in May 2024.

Interest expense

Interest expense was $1.6 million in the year ended December 31, 2023 related to our convertible notes that were settled through conversion in February 2023.

Net change in fair value of redeemable convertible preferred stock tranche obligations

The net change in fair value of redeemable convertible preferred stock tranche obligations related to our Series A Agreement executed in February 2023 was a net loss of $8.8 million in the year ended December 31, 2023 primarily from the increase in the fair value of the tranche obligation liability that was settled in October 2023 due to the change in the fair value of the underlying shares of our Series A-1 redeemable convertible preferred stock. The fair value of the tranche obligation asset that was settled in July 2023 did not materially change in the period.

Change in fair value of derivative liabilities

The change in fair value of derivative liabilities associated with our convertible notes was a gain of $6.5 million in the year ended December 31, 2023. This change was primarily due to the conversion of our convertible notes into shares of our Series A-2 redeemable convertible preferred stock in February 2023.

Loss on extinguishment of convertible notes

The loss on extinguishment of convertible notes was $2.3 million in the year ended December 31, 2023. In February 2023, the convertible notes were converted into shares of our Series A-2 redeemable convertible preferred stock at a conversion price of $10.18 per share, which exceeded the carrying value of the convertible notes and embedded derivative liabilities at the time, and resulted in a loss upon extinguishment.

Other expense, net

Other expense, net $0.2 million and $0.1 million in the years ended December 31, 2024 and 2023, respectively. The increase of $0.1 million is primarily due to foreign currency gains and losses.

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

To date, we have incurred significant losses and negative cash flows from operations. As of December 31, 2024, we had available cash and cash equivalents and marketable securities of $368.1 million which were available to fund operations, and an accumulated deficit of $312.6 million.

In December 2024, we entered into a sales agreement, or the Sales Agreement, with TD Securities (USA) LLC (TD Cowen), to sell our shares of common stock having an aggregate offering price of up to $200.0 million from time to time through an “at-the-market” equity offering program under which TD Cowen acts as our agent. No shares of our common stock were issued and sold under the Sales Agreement during the year ended December 31, 2024. As of December 31, 2024, we had $200.0 million of capacity available to us under our “at-the-market” equity offering program.

We expect to continue to incur significant operating losses in the foreseeable future to support our planned continued development of one or more of our product candidates. Based on our current operating plans, we estimate that our existing cash and cash equivalents and marketable securities as of December 31, 2024 will be sufficient to meet our working capital and capital expenditure needs to mid-2028. We have based this estimate on our current assumptions, which may prove to be wrong, and we may exhaust our available capital resources sooner than we expect.

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

Cash flows

Our cash flows for each of the periods indicated are summarized in the table below:

	Year ended December 31,
	2024	2023
	(in thousands)
Cash used in operating activities	$(139,742)	$(81,164)
Cash used in investing activities	(305,079)	(8,992)
Cash provided by financing activities	103,469	494,583
Net (decrease) increase in cash, cash equivalents and restricted cash	$(341,352)	$404,427

Operating activities

Cash used in operating activities of $139.7 million for 2024 was primarily attributable to our net loss of $167.5 million, partially offset by $22.0 million in non-cash adjustments and a $5.8 million decrease in our working capital. Non-cash adjustments consisted primarily of $18.0 million in stock-based compensation, $4.4 million in amortization of right-of-use assets, $2.7 million in depreciation and $0.3 million in acquisition of in-process research and development primarily related to fees incurred related to achievement of certain development milestones and exercise of an extension option for the 2022 NCI License, a $0.2 million loss from disposal of property and equipment, partially offset by $3.5 million in accretion on marketable securities. The $5.8 million decrease in working capital was primarily due to a $5.8 million increase in accrued clinical, research and development expense driven by increased research and development expenses mainly related to manufacturing and technical operations, preclinical and clinical expenses, a $2.9 million increase in accrued expenses and other current liabilities, and a $1.2 million increase in operating lease liabilities, partially offset by a $2.1 million decrease in accounts payable driven by the timing of payments, a $1.7 million increase in prepaid expenses and other current assets and a $0.4 million increase in other assets.

Cash used in operating activities of $81.2 million for 2023 was primarily attributable to our net loss of $98.1 million, partially offset by $14.7 million in non-cash adjustments and a $2.2 million decrease in our working capital. Non-cash adjustments consisted primarily of $8.8 million from the net change in fair value of tranche obligations related to our Series A-1 redeemable convertible preferred stock, $3.3 million in stock-based compensation, a $2.3 million loss on extinguishment related to an amendment and conversion of our outstanding convertible notes into shares of our Series A-2 redeemable preferred stock in February 2023, $2.2 million in amortization of right-of-use assets, $1.6 million in noncash interest expense primarily related to additional issuances of our convertible notes, $1.5 million in depreciation primarily related to the purchases of equipment for research and development activities, $1.5 million in acquisition of in-process research and development primarily related to upfront fees accrued upon entering into the 2023 NCI License and fees incurred related to achievement of certain milestones, partially offset by a $6.5 million gain from the change in fair value of derivative liabilities related to our convertible notes. The $2.2 million decrease in working capital was primarily due to a $4.7 million increase in accrued clinical and research and development expenses driven by increased research and development expenses mainly related to manufacturing and technical operations, preclinical and clinical and employee-related expenses, a $3.8 million increase in accrued expenses and other current liabilities primarily driven by annual bonus accrual, and a $0.7 million increase in accounts payable driven by the timing of payments, partially offset by a $3.6 million increase in other assets primarily related to a deposit paid for clinical trial services, a $1.8 million decrease in operating lease liabilities and a $1.6 million increase in prepaid expenses and other current assets.

Investing activities

Cash used in investing activities of $305.1 million for 2024 primarily consisted of $604.9 million in purchases of marketable securities, $4.4 million in purchases of equipment for our research and development activities, leasehold improvements and purchase of furniture for our new offices, and $1.0 million from the purchase of in-process research and development comprised of fees paid related to our license agreements, partially offset by $305.0 million of proceeds from sales and maturities of marketable securities and $0.2 million of proceeds from sale of property and equipment.

Cash used in investing activities of $9.0 million for 2023 consisted of $8.3 million in purchases of equipment for our research and development activities and $0.7 million for the purchase of in-process research and development comprised of fees paid related to our license agreements.

Financing activities

Cash provided by financing activities of $103.5 million for 2024 consisted of $102.9 million in net proceeds from issuance of common stock in the private placement and $1.2 million in proceeds from exercise of stock options, partially offset by $0.5 million in payments of deferred offering costs related to our "at-the-market" equity offering program and $0.1 million in payments of deferred initial public offering costs and transaction costs for exchange of common stock for warrants.

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

Contractual obligations and commitments

Leases

We have entered into lease arrangements for facilities, which consist of office and laboratory space, through March 31, 2031. As of December 31, 2024, our total fixed lease payment obligations outstanding are $45.1 million of which $4.7 million is payable within 12 months.

License agreements

Our contractual obligations are expected to affect our liquidity and cash flows in future periods. Under our license agreements with our research institution partners, we are required to make payments upon successful completion and achievement of certain milestones as well as royalty payments upon sales of products covered by such licenses. The payment obligations under the license fees are recorded in accrued liabilities as such payments are not contingent on future events. The remaining payment obligations under the license agreements are contingent upon future events such as our achievement of specified development, clinical, regulatory, and commercial milestones. To the extent that the timing of these future milestone payments is not known, we have not included these fees in our balance sheets as of December 31, 2024. For a more detailed description of these agreements, see Note 8 to our financial statements included elsewhere in this Annual Report on Form 10-K for additional information.

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

Opinion on the Financial Statements

We have audited the accompanying balance sheets of CARGO Therapeutics, Inc. (the “Company”) as of December 31, 2024 and 2023, the related statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows, for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

March 12, 2025

We have served as the Company’s auditor since 2023.

CARGO Therapeutics, Inc.

Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$64,380	$405,732
Short-term marketable securities	275,324	—
Prepaid expenses and other current assets	5,308	3,745
Total current assets	345,012	409,477
Long-term marketable securities	28,388	—
Operating lease right-of-use assets	23,481	28,222
Restricted cash	567	567
Property and equipment, net	11,295	10,379
Other non-current assets	5,311	4,391
Total assets	$414,054	$453,036

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,441	$5,013
Accrued clinical and research and development expenses	12,521	7,242
Accrued expenses and other current liabilities	9,437	6,629
Operating lease liabilities, current	628	2,278
Total current liabilities	25,027	21,162
Operating lease liabilities, non-current	28,798	26,263
Other non-current liabilities	—	225
Total liabilities	53,825	47,650

Stockholders’ equity:
Common stock, $0.001 par value; 500,000,000 shares authorized at December 31, 2024 and 2023; 46,042,504 and 41,205,551 shares issued and outstanding at December 31, 2024 and 2023, respectively	46	41
Additional paid-in capital	672,540	550,491
Accumulated other comprehensive income	291	—
Accumulated deficit	(312,648)	(145,146)
Total stockholders’ equity	360,229	405,386
Total liabilities and stockholders’ equity	$414,054	$453,036

The accompanying notes are an integral part of these financial statements.

CARGO Therapeutics, Inc.

Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Year ended December 31,
	2024	2023
Operating expenses:
Research and development	$143,397	$75,791
General and administrative	43,973	20,919
Total operating expenses	187,370	96,710
Loss from operations	(187,370)	(96,710)
Interest income	20,063	4,871
Interest expense	—	(1,604)
Net change in fair value of redeemable convertible preferred stock tranche obligations	—	(8,783)
Change in fair value of derivative liabilities	—	6,453
Loss on extinguishment of convertible notes	—	(2,316)
Other expense, net	(195)	(58)
Net loss	$(167,502)	$(98,147)
Other comprehensive loss:
Unrealized gain on marketable securities	291	—
Comprehensive loss	$(167,211)	$(98,147)
Net loss per share attributable to common stockholders, basic and diluted	$(3.72)	$(16.53)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	44,969,643	5,938,782

The accompanying notes are an integral part of these financial statements.

CARGO Therapeutics, Inc.

Statement of Stockholders’ Equity

Year Ended December 31, 2024

(in thousands, except share data)

				Accumulated
	Common Stock		Additional Paid-In	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2023	41,205,551	$41	$550,491	$—	$(145,146)	$405,386
Exchange of common stock for pre-funded warrants	(1,842,499)	(2)	(23)	—	—	(25)
Issuance of common stock in private placement, net of issuance costs of $7,119	6,471,000	7	102,881	—	—	102,888
Exercise of stock options	208,452	—	1,174	—	—	1,174
Vesting of restricted stock	—	—	45	—	—	45
Stock-based compensation	—	—	17,972	—	—	17,972
Net loss	—	—	—	—	(167,502)	(167,502)
Other comprehensive income	—	—	—	291	—	291
Balances at December 31, 2024	46,042,504	$46	$672,540	$291	$(312,648)	$360,229

The accompanying notes are an integral part of these financial statements.

CARGO Therapeutics, Inc.

Statement of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

Year Ended December 31, 2023

(in thousands, except share data)

	Redeemable Convertible		Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balances at December 31, 2022	—	$—	810,700	$1	1,091,800	$1	$11,761	$(46,999)	$(35,236)
Reclassification of Series Seed redeemable convertible preferred stock	810,700	9,830	(810,700)	(1)	—	—	(9,829)	—	(9,830)
Issuance of Series A-1 redeemable convertible preferred stock, net of issuance costs of $841 and convertible preferred stock tranche asset and liability of $7,317 on issuance and including reclassification of preferred stock tranche asset and liability of $16,100 on settlement	14,796,010	208,701	—	—	—	—	—	—	—
Issuance of Series A-2 redeemable convertible preferred stock upon conversion of convertible notes	3,229,851	35,576	—	—	—	—	—	—	—
Issuance of common stock on initial public offering, net of commissions and offering costs of $5,579	—		—	—	21,262,181	21	291,007	—	291,028
Conversion of redeemable convertible preferred stock to common stock on initial public offering	(18,836,561)	(254,107)	—	—	18,836,561	19	254,088	—	254,107
Issuance of restricted stock	—	—	—	—	1,874	—	—	—	—
Vesting of restricted stock	—	—	—	—	—	—	103	—	103
Repurchase of restricted stock	—	—	—	—	(14,652)	—	—	—	—
Exercise of stock options	—	—	—	—	27,787	—	34	—	34
Stock-based compensation	—	—	—	—	—	—	3,327	—	3,327
Net loss	—	—	—	—	—	—	—	(98,147)	(98,147)
Balances at December 31, 2023	—	$—	—	$—	41,205,551	$41	$550,491	$(145,146)	$405,386

The accompanying notes are an integral part of these financial statements.

CARGO Therapeutics, Inc.

Statements of Cash Flows

(in thousands)

	Year ended December 31,
	2024	2023
OPERATING ACTIVITIES
Net loss	$(167,502)	$(98,147)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	17,972	3,327
Amortization of operating lease right-of-use assets	4,417	2,201
Depreciation	2,657	1,491
Loss from disposal of property and equipment	156	—
Acquired in-process research and development	300	1,505
Accretion on investments in marketable securities	(3,516)	—
Change in fair value of derivative liabilities	—	(6,453)
Loss on extinguishment of convertible notes	—	2,316
Noncash interest expense	—	1,604
Net change in fair value of redeemable convertible preferred stock tranche obligations	—	8,783
Changes in operating assets and liabilities:	—
Prepaid expenses and other current assets	(1,663)	(1,590)
Other non-current assets	(375)	(3,608)
Accounts payable	(2,097)	757
Accrued clinical and research and development expenses	5,804	4,673
Accrued expenses and other current liabilities	2,896	3,792
Operating lease liabilities	1,209	(1,815)
Net cash used in operating activities	(139,742)	(81,164)
INVESTING ACTIVITIES
Purchases of marketable securities	(604,874)	—
Proceeds from sales and maturities of marketable securities	304,969	—
Purchase of property and equipment	(4,447)	(8,277)
Proceeds from sale of property and equipment	223	—
Purchase of in-process research and development	(950)	(715)
Net cash used in investing activities	(305,079)	(8,992)
FINANCING ACTIVITIES
Proceeds from issuance of common stock on initial public offering, net of commissions	—	296,607
Proceeds from issuance of common stock in private placement, net of issuance costs	102,888	—
Proceeds from issuance of convertible notes, net of issuance costs - related party	—	2,212
Proceeds from issuance of convertible notes, net of issuance costs	—	1,286
Proceeds from issuance of redeemable convertible preferred stock and tranche obligations, net of issuance costs	—	199,918
Proceeds from exercise of stock options	1,174	34
Payment of deferred initial public offering costs	(105)	(5,474)
Payment of "at-the-market" equity offering program costs	(463)	—
Payment of transaction costs for exchange of common stock for warrants	(25)	—
Net cash provided by financing activities	103,469	494,583
Net (decrease) increase in cash, cash equivalents and restricted cash	(341,352)	404,427
Cash, cash equivalents, and restricted cash at beginning of period	406,299	1,872
Cash, cash equivalents, and restricted cash at end of period	$64,947	$406,299
COMPONENTS OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
Cash and cash equivalents	$64,380	$405,732
Restricted cash	567	567
Total cash, cash equivalents, and restricted cash	$64,947	$406,299

CARGO Therapeutics, Inc.

Statements of Cash Flows

(in thousands)

	Year ended December 31,
	2024	2023
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES
Reclassification of tranche obligation asset to Series A-1 redeemable convertible preferred stock	$—	$1,910
Reclassification of tranche obligation liability to Series A-1 redeemable convertible preferred stock	$—	$18,010
Conversion of redeemable convertible preferred stock into common stock on completion of initial public offering	$—	$254,107
Exchange of common stock for pre-funded warrants	$37,600	$—
Conversion of convertible notes to shares of Series A-2 redeemable convertible preferred stock	$—	$35,576
Reclassification of shares of Series Seed redeemable convertible preferred stock to mezzanine equity	$—	$9,830
Purchase of property and equipment in accounts payable and accrued expenses and other current liabilities	$388	$883
In-process research and development costs in accounts payable, accrued clinical and research and development expenses, and other non-current liabilities	$523	$1,273
Deferred offering costs related to initial public offering included in accounts payable, accrued expenses and other current liabilities	$—	$105
Deferred issuance costs related to the "at-the-market" equity offering program, included in accrued expenses and other current liabilities	$82	$—

The accompanying notes are an integral part of these financial statements.

CARGO Therapeutics, Inc.

Notes to Financial Statements

1. Organization

Description of the business

CARGO Therapeutics, Inc. (the “Company”) was incorporated in the state of Delaware in December 2019 as Syncopation Life Sciences, Inc. and changed its name to CARGO Therapeutics, Inc. in September 2022. The Company focuses on designing, engineering and developing next generation, potentially curative cell therapies for cancer patients. The Company’s programs, platforms, and manufacturing strategy are designed to directly address the limitations of approved chimeric antigen receptor (CAR) T-cell therapies. Its pipeline includes CRG-023, a tri-specific CAR T designed to address several known causes of relapse associated with existing CAR T-cell therapies such as loss of tumor antigen expression, loss of co-stimulation (e.g., via CD58/CD2 signaling) and T-cell exhaustion, resulting in the potential to address a broad range of B-cell malignancies with the goal of providing more patients with a durable complete response. CRG-023 targets the B-cell lineage antigens (CD19, CD20, CD22) via tri-cistronic expression of three distinct CARs from a single lentiviral vector, each with its own co-stimulatory domain.

The FDA recently cleared the Company’s IND application for CRG-023 and the Company intends to demonstrate the product candidate’s potential through a Phase 1 dose escalation study in 3L+ LBCL including CAR T-naïve patients.

Further, the Company is leveraging its cell engineering and manufacturing capabilities to develop a novel allogeneic platform, which is a universal vector solution designed to limit immune-based rejection to enable durable response for CAR T-cell therapy. The universal vector is intended to be paired with any new or pre-existing CAR vector to create an allogeneic CAR T-cell therapy, with the potential to maintain durable efficacy and safety of autologous cell therapy while creating an off-the-shelf option to broaden availability to more people with cancer.

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

Liquidity

Since inception, the Company has incurred significant operating losses and negative cash flows, and it expects that it will continue to incur losses and negative cash flows for the foreseeable future as it continues its research and development efforts, advances its product candidates through preclinical and clinical development, enhances its platforms and programs, expands its product pipeline, seeks regulatory approval, prepares for commercialization, hires additional personnel, protects its intellectual property and grows its business. As of and for the year ended December 31, 2024, the Company had an accumulated deficit of $312.6 million, cash and cash equivalents and marketable securities of $368.1 million and negative cash flows from operations of $139.7 million. The Company believes its existing cash and cash equivalents and marketable securities will be sufficient to support operations for at least 12 months from the issuance of these financial statements.

2. Summary of Significant Accounting Policies

Basis of presentation

The Company has prepared the accompanying financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”). The financial statements are presented in U.S. dollars.

Reclassifications

Certain reclassifications of previously reported amounts have been made to conform to the current period presentation. Specifically, interest income was previously presented within other income (expense), net for the year ended December 31, 2023 in the Annual Report on Form 10-K filed with the SEC on March 21, 2024. Interest income is presented separately in the statement of operations and comprehensive loss within these financial statements.

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

Segments

Operating segments are defined as components of an entity for which separate financial information is available and regularly reviewed by the chief operating decision maker, its Chief Executive Officer, in deciding how to allocate resources to an individual segment and in assessing performance. The Company has determined that it operates as one operating and reporting segment (See Note 12).

Cash, cash equivalents, and restricted cash

The Company considers all highly liquid investments purchased with an original maturity of three months or less on the date of purchase to be cash equivalents. Cash equivalents primarily consist of money market funds that are stated at fair value.

The Company considers restricted cash as cash and cash equivalents that cannot be withdrawn or used for general operating activities. Restricted cash consists of a letter of credit with a financial institution related to one of the Company’s leases.

Marketable securities

The Company invests in marketable securities, primarily securities issued by the U.S. government and its agencies. All marketable securities have been classified as available-for-sale and are carried at estimated fair value as determined based upon quoted market prices or pricing models for similar securities. Management determines the appropriate classification of its marketable debt securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company evaluates securities for impairment at the end of each reporting period. Factors considered in the evaluation include whether a decline in fair value below the amortized cost basis is due to credit-related factors or non-credit-related factors, the financial condition and near-term prospect of the issuer, and the Company’s intent and ability to hold the investment to allow for anticipated recovery in fair value. A credit-related impairment is recognized as an allowance on the balance sheet with a corresponding adjustment to earnings. Any impairment that is not credit-related is reported as a component of other comprehensive loss. Realized gains and losses are included in other expense, net. The cost of securities sold is based on the specific identification method. Interest earned on marketable securities is included in interest income. Accrued interest on marketable securities is included in prepaid expenses and other current assets on the balance sheets.

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

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount to the future net undiscounted cash flows the assets are expected to generate. If such assets are considered to be impaired, the impairment charge is measured by the amount by which the carrying amount of the assets exceeds the projected discounted future net cash flows arising from the asset. There have been no such impairments of long-lived assets during the periods presented.

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

For arrangements that meet the definition of a lease, the Company determines the initial classification and measurement of its right-of-use (“ROU”) asset and lease liability at the lease commencement date and thereafter if modified. Operating lease ROU assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make the contractual lease payments over the lease term. The operating lease ROU asset is initially measured at cost, which comprises the initial amount of the operating lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred less any lease incentives received. The operating lease liability is initially measured at the present value of the unpaid lease payments at the lease commencement date. The operating lease liability is subsequently measured at amortized cost using the effective-interest method. The lease term includes any renewal options that the Company is reasonably assured to exercise. As the rate implicit on the Company’s leases is not readily determinable, the Company uses its secured incremental borrowing rate to determine the present value of lease payments. The incremental borrowing rate is the rate of interest that the Company would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term and in a similar economic environment. The Company has elected not to record leases with an original term of 12 months or less on its balance sheets and recognizes those lease payments in operating expenses in the statements of operations and comprehensive loss. During the years ended December 31, 2024 and 2023, there were no material short-term leases.

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

Research and development expenses and accruals

Research and development expenses consist of direct costs, including manufacturing and technical operations, preclinical and clinical fees paid to clinical research organizations, supplies, health authority filings, technology licenses and IPR&D assets as well as indirect costs consisting of employee-related costs and allocated facilities and other operating costs. Research and development costs are expensed as incurred. Non-refundable advance payments for goods or services that will be used or rendered for future research and development activities are deferred and capitalized as prepaid expenses until the related goods are delivered or services are performed. Such payments are evaluated for current or long-term classification based on when such services are expected to be received.

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

Stock-based compensation

The Company provides share-based payments in the form of stock options, restricted stock awards and restricted stock units. For awards and units only subject to service conditions, the Company uses the straight-line attribution method for recognizing compensation expense over the requisite service period, which is generally the vesting period of the award. Compensation expense is recognized on awards and units ultimately expected to vest. Forfeitures are recorded when they occur.

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

The Company estimates the fair value of stock option awards, restricted stock awards and restricted stock units on the grant date using a Black-Scholes option pricing model. The Company estimates the expected option lives using the simplified method, volatility using stock prices of peer companies, risk-free rates using the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term, and dividend yield based on the Company’s history of paying no dividends and expectation of paying no cash dividends on its common stock.

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

For periods when the Company’s redeemable convertible preferred stock was outstanding, the holders of such shares were contractually entitled to participate in dividends but not contractually required to participate in losses of the Company. Accordingly, in periods in which the Company reports a net loss, such losses are not allocated to such participating securities. As the Company was in a net loss position for the years ended December 31, 2024 and 2023, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders because the effects of potentially dilutive securities are antidilutive.

Comprehensive loss

Comprehensive loss represents the change in the Company’s stockholders’ equity (deficit) from all sources other than investments by or distributions to stockholders. The Company has no items of other comprehensive loss; as such, net loss equals comprehensive loss.

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

Recently adopted accounting pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting—Improvements to Reportable Segment Disclosures, which improves segment disclosure requirements, primarily through enhanced disclosure requirements for significant segment expenses. The improved disclosure requirements apply to all public entities that are required to report segment information, including those with only one reportable segment. The Company adopted the guidance in the fiscal year beginning January 1, 2024 and there was no impact on the Company’s reportable segments identified. Additional required disclosures have been added in Note 12.

Recently issued accounting pronouncements not yet adopted

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). ASU 2024-03 requires public business entities to disclose, on an annual and interim basis, disaggregated information about certain income statement expense line items. The required information includes, but is not limited to, employee compensation and depreciation. The standard will be effective for the Company for annual periods beginning on January 1, 2027 and interim periods beginning on January 1, 2028, with early adoption permitted. The guidance is required to be applied on a prospective basis; however, retrospective application is permitted. The Company is currently evaluating the effect that the adoption of this ASU may have on its financial statements.

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

The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels of certain securities within the fair value hierarchy. The Company recognize transfers into and out of levels within the fair value hierarchy in the period in which the actual event or change in circumstances that caused the transfer occurs. There have been no transfers between Level 1, Level 2, and Level 3 in any periods presented.

Carrying amounts of certain of the Company’s financial instruments including, cash and cash equivalents, prepaid expenses and other current assets, accounts payable, accrued clinical and research and development expenses, and accrued expenses and other current liabilities approximate fair value due to the short-term nature of these instruments.

The following table presents the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy as of December 31, 2024:

	Valuation	Amortized	Unrealized	Unrealized	Fair
	Hierarchy	Cost	Gains	Losses	Value
		(in thousands)
Assets:
Cash equivalents:
Money market funds	Level 1	$63,354	$1	$—	$63,355
Total		$63,354	$1	$—	$63,355

Short-term marketable securities:
U.S. government and agencies securities	Level 2	$102,094	$138	$(8)	$102,224
U.S. Treasury securities	Level 2	172,906	199	(5)	173,100
Total		$275,000	$337	$(13)	$275,324

Long-term marketable securities:
U.S. Treasury securities	Level 2	28,422	7	(41)	28,388
Total		$28,422	$7	$(41)	$28,388

Total assets		$366,776	$345	$(54)	$367,067

The Company’s marketable securities as of December 31, 2024 mature beginning in January 2025 through May 2026.

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

As of December 31, 2024, the Company does not hold any marketable securities that have been in a continuous unrealized loss position for over 12 months. For short-term marketable securities with an unrealized loss at December 31, 2024, the unrealized losses were not due to credit-related factors, the Company does not intend to sell these short-term investments, and it is more likely than not that the Company will hold these short-term investments until maturity or a recovery of the cost basis. Therefore, the Company did not recognize an allowance for credit-related losses or an other-than-temporary impairment charge for any of its investments during the years ended December 31, 2024 and 2023. Realized gains (losses) were not material during the year ended December 31, 2024.

4. Balance Sheet Components

Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following:

	December 31,
	2024	2023
	(in thousands)
Interest receivable	$1,363	$316
Other receivables	672	1,423
Prepaid research and development	1,079	825
Other prepaid expenses	2,194	1,181
Total prepaid expenses and other current assets	$5,308	$3,745

Property and equipment, net

Property and equipment, net consisted of the following:

	December 31,
	2024	2023
	(in thousands)
Laboratory equipment	$13,832	$9,644
Furniture and fixtures	120	87
Computer equipment	680	593
Leasehold improvements	871	134
Construction in progress	86	1,833
Property and equipment at cost	15,589	12,291
Less: accumulated depreciation	(4,294)	(1,912)
Property and equipment, net	$11,295	$10,379

Depreciation expense for the years ended December 31, 2024 and 2023 was $2.7 million and $1.5 million, respectively.

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2024	2023
	(in thousands)
Accrued compensation and related expenses	$7,894	$5,391
Accrued purchases of property and equipment	82	112
Accrued deferred offering costs	82	95
Other	1,379	1,031
Total accrued expenses and other current liabilities	$9,437	$6,629

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

The Company also leased 31,117 square feet of lab and office space in San Mateo, California which expired in November 2024. The Company was a sublessor in two agreements for a combined 2,300 square feet of the Company’s leased premises which expired in May 2023 and October 2023. In the second quarter of 2024, the Company approved the plan to cease use of the San Mateo leased premises with a planned abandonment date of August 15, 2024. In June 2024, the Company executed an amendment to terminate one of the two leases in San Mateo effective August 15, 2024. As a result, in the second quarter of 2024, the Company reduced the operating lease liability and the ROU asset of the modified lease by $0.3 million. The Company also accelerated the amortization of the ROU asset for the remaining leased premises and related leasehold improvements to recognize amortization on a straight-line basis between the approval date and the abandonment date.

The future payments associated with the Company’s operating lease liabilities as of December 31, 2024 were as follows:

Amount
(in thousands)
2025	$4,676
2026	7,225
2027	7,441
2028	7,664
2029	7,894
Thereafter	10,225
Total undiscounted lease payments	45,125
Less: imputed interest	(15,699)
Total operating lease liabilities	$29,426

The future cash receipts associated with the Company’s sublease as of December 31, 2024 are as follows:

Amount
(in thousands)
2025	$2,606
2026	1,322
Total undiscounted cash receipts	$3,928

A summary of total lease costs and other information for the periods relating to the Company’s operating leases was as follows:

	Year ended December 31,
	2024	2023
	(in thousands)
Operating lease cost	$8,270	$2,873
Variable lease cost	3,177	620
Sublease income	(1,136)	(290)
Total lease cost	$10,311	$3,203

	December 31,
	2024	2023
Other information:
Weighted-average remaining lease term (in years)	6.3	6.7
Weighted-average discount rate	13.7%	13.6%

Supplemental cash flow and noncash information related to the Company’s operating leases were as follows:

	Year ended December 31,
	2024	2023
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$2,644	$2,495
Right-of-use assets obtained in exchange for lease obligations	$—	$28,258
Decrease in right-of-use assets and liabilities from lease modifications	$324	$—

6. Common Stock

Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors. The voting, dividend, liquidation, and other rights and powers of the common stock are subject to and qualified by the rights, powers and preferences of preferred stock.

Common stock issued and outstanding on the balance sheets and statements of stockholders’ equity includes shares related to restricted stock that are subject to repurchase and therefore are excluded from the reserved common stock in the table below.

The Company’s reserved common stock on an as-converted basis for issuance was as follows:

	December 31,
	2024	2023
Common stock options issued and outstanding under the Plan	6,029,631	3,720,455
Common stock issuable upon exercise of pre-funded warrants	1,842,499	—
Remaining shares available for issuance under the Plan	3,422,507	3,893,858
Remaining shares available for issuance under the employee stock purchase plan	798,780	386,725
Outstanding restricted stock units	14,000	—
Total reserved common stock	12,107,417	8,001,038

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

The Company determined the fair value of the pre-funded warrants issued was $37.6 million which was equal to the fair value of the shares of the exchanged common stock on the date of the transaction.

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

At-the-Market Equity Offering Program

In December 2024, the Company entered into a sales agreement, or the Sales Agreement, with TD Securities (USA) LLC (“TD Cowen”), to sell its shares of common stock having an aggregate offering price of up to $200.0 million from time to time through an “at-the-market” equity offering program under which TD Cowen acts as the Company’s agent. No shares of the Company’s common stock were issued and sold under the Sales Agreement during the year ended December 31, 2024. As of December 31, 2024, the Company had $200.0 million of capacity available to it under its “at-the-market” equity offering program.

7. Stock-Based Compensation

2023 Incentive Award Plan

In November 2023, the Company’s board of directors adopted the 2023 Incentive Award Plan (the “2023 Plan”). On January 1, 2024, the shares of common stock authorized for issuance under the 2023 Plan increased by 2,060,277 shares and as of December 31, 2024, a total of 3,422,507 shares of common stock were available for future issuance under the 2023 Plan.

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

Stock options

Stock option activity for the year ended December 31, 2024 was as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	3,720,455	$7.61	9.49	$57,821
Granted	2,859,202	23.01
Exercised	(208,452)	5.63
Cancelled and forfeited	(341,574)	14.73
Outstanding at December 31, 2024	6,029,631	$14.58	8.83	$22,452
Vested and expected to vest, December 31, 2024	6,029,631	$14.58	8.83	$22,452
Exercisable at December 31, 2024	1,563,565	$11.83	8.58	$8,258

Aggregate intrinsic value in the above table is calculated as the difference between the exercise price of the options and the Company’s estimated fair value of its common stock as of December 31, 2024 and 2023.

The estimated weighted-average grant-date fair value of options granted during the years ended December 31, 2024 and 2023 was $18.23 and $6.10 per share, respectively. The aggregate intrinsic value of options exercised during the year ended December 31, 2024 and 2023 was $3.1 million and $0.3 million, respectively. As of December 31, 2024, there was $50.2 million of unrecognized stock-based compensation related to stock options, which is expected to be recognized over a weighted-average period of 2.9 years.

Restricted stock awards

The Company has issued restricted stock awards (“RSAs”) in exchange for cash consideration equal to the fair value of common stock on the grant date. RSAs are subject to the repurchase right upon termination of services at a repurchase price lower of (i) the fair market value on the date of repurchase or (ii) their original purchase price no later than nine months after such termination. Shares purchased by employees pursuant to RSAs are not deemed, for accounting purposes, to be issued until those shares vest according to their respective vesting schedules. Proceeds received from the issuance of RSAs are recorded as a share repurchase liability within accrued expenses and other current liabilities on the balance sheet and reclassified to additional paid-in capital as such awards vest.

The following table summarizes the Company’s restricted stock awards activity:

	Number of Awards	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2023	239,699	$0.93
Vested	(193,137)	0.99
Unvested as of December 31, 2024	46,562	$0.67

The purchase price of the restricted stock awards is the fair value of common stock as determined by the board of directors at the issuance date. The shares generally vest monthly over four years from the grant date.

The Company recorded $0.1 million as a share repurchase liability for restricted stock awards in accrued expenses and other current liabilities in the balance sheets as of December 31, 2024 and 2023.

As of December 31, 2024, unrecognized stock-based compensation expense related to outstanding unvested restricted stock awards was $30,000, which is expected to be recognized over a weighted-average period 1.3 years.

Restricted stock units

The Company has issued restricted stock units (“RSUs”) to certain executives as part of their compensation. RSUs generally vest over a two-year period.

During the year ended December 31, 2024, 14,000 restricted stock units were granted, all of which remained unvested and outstanding as of the end of the period. The restricted stock units had a weighted average grant date fair value of $18.27. As of December 31, 2024, none of the restricted stock units were vested. No restricted stock units were granted prior to January 1, 2024.

As of December 31, 2024, unrecognized stock-based compensation expense related to outstanding unvested restricted stock units was $0.2 million which is expected to be recognized over a weighted-average period 1.8 years.

Stock-based compensation expense

Total stock-based compensation expense recorded in the statements of operations and comprehensive loss was as follows:

	Year ended December 31,
	2024	2023
	(in thousands)
General and administrative	$10,820	$1,965
Research and development	7,152	1,362
Total stock-based compensation expense	$17,972	$3,327

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
•
Expected Term – The expected term assumption represents the weighted-average period that the Company’s share-based awards are expected to be outstanding. The Company has opted to use the “simplified method” for estimating the expected term of the options, whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the option. The expected term of restricted stock awards was determined using the vesting term of the award.
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

The estimated grant-date fair value of awards granted was calculated based on the following assumptions:

Year ended December 31,
	2024	2023
Expected term (in years)	5.3 - 6.1	5.2 - 6.4
Expected volatility	85.7% - 104.1%	84.6% - 97.7%
Expected dividend	—	—
Risk-free interest rate	3.5% - 4.7%	3.2% - 4.7%

Employee Stock Purchase Plan

On November 14, 2023, the Company’s board of directors adopted the 2023 Employee Stock Purchase Plan (the “ESPP”) which became effective immediately. The Company initially reserved 386,725 shares of common stock for purchase under the ESPP. The number of shares of common stock reserved for issuance under the ESPP will automatically increase on the first day of January, including January 1, 2024 for a period of up to ten years in an amount equal to 1% of the total number of shares of the Company’s common stock outstanding on the immediately preceding December 31, or a lesser number of shares determined by the Company’s board of directors; however, no more than 6,561,663 shares of common stock may be issued under the ESPP.

Purchases are accomplished through the participation of discrete offering periods. For each offering period, ESPP participants will purchase shares of common stock at a price per share equal to 85% of the lesser of the fair market value of the Company’s common stock on (1) the first trading day of the applicable offering period or (2) the last trading day of the applicable offering period. There were no shares issued under the ESPP during the year ended December 31, 2024. There are 798,780 shares available for future issuance under the ESPP as of December 31, 2024.

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

As consideration for the licenses granted under the Stanford License, the Company made an upfront payment of $50,000 and issued 67,605 shares of its common stock with a fair value of $0.1 million, of which 22,317 shares were issued to Stanford University, 27,100 shares were issued to two non-profit organizations that supported the research, and 18,188 shares were issued to various Stanford University inventors. The Company determined that the purchase of the licenses under the Stanford License represented an asset acquisition as it did not meet the definition of a business. As the acquired licenses represented IPR&D assets with no alternative future use, the Company recorded the upfront consideration of $0.2 million as research and development expense in August 2022, upon entering into the Stanford License.

The Company recorded research and development expense pursuant to the Stanford License in the amount of $20,000 during each of the years ended December 31, 2024 and 2023.

In addition to annual license maintenance fees of up to $0.1 million per year, the Company may be required to pay up to $7.5 million upon achievement of sales milestones, up to $4.0 million upon achievement of development milestone events for each product covered by licensed patent rights, including upon initiation of specific clinical trials or receipt of regulatory approvals, up to $50,000 in a milestone payment upon achievement of a certain commercial milestone event, up to $0.5 million in a milestone payment upon achievement of certain additional development milestone events, and a double-digit percentage of milestone payments on the first two licensed non-patent products and, subject to certain royalty reductions, as applicable, low single-digit percentage royalties on net sales of products that are covered by the licensed patent rights or licensed technology. Subject to the terms of the Stanford License, the Company also agreed to pay Stanford University a certain percentage of non-royalty sublicense-related revenue that the Company receives from third-party sublicenses.

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

In March 2024, the Company entered into an amendment to the Oxford Agreement pursuant to which Oxford and the Company agreed to an amended payment structure for certain lentiviral vectors. The Company may be obligated to pay up to an aggregate amount of $9.5 million in additional target fees, regulatory and commercial milestones for each target if such milestones are achieved by the licensed product directed to such target, except for the firi-cel program, for which the Company may be obligated to pay up to an aggregate amount of $4.8 million, and pay an earned royalty at low single-digit percentages of net sales of licensed products, except for the firi-cel program, for which the Company is no longer obligated to pay earned royalties on net sales of licensed products if vectors are manufactured by Oxford. In addition, the Company may be obligated to pay up to an aggregate amount of $1.3 million in technology transfer milestones to an affiliate or strategic collaborator or $3 million to a third party that is not a strategic collaborator.

No research and development expense related to the license was recorded during the year ended December 31, 2024. The Company recorded research and development expense related to the license of $0.3 million during the year ended December 31, 2023.

Unless terminated earlier, the Oxford Agreement will expire when no further payments are due to Oxford. The Company can terminate the agreement at will upon advance written notice and may be subject to certain manufacturing slot cancellation fees.

National Cancer Institute

In March 2022, the Company entered into an exclusive license agreement (the “2022 NCI License”) with the U.S. Department of Health and Human Services, as represented by The National Cancer Institute (“NCI”), pursuant to which the Company obtained a worldwide, royalty-bearing, exclusive license under certain patent rights to make, use, sell, offer for sale, and import certain autologous products covered by such licensed patents in the field of CAR-T immunotherapies for the treatment of B-cell malignancies that express CD22, and a non-sublicensable exclusive license for evaluation purposes only to make, use, and import, but not sell, certain allogenic products and to practice processes in the field of certain CAR-T immunotherapies for the treatment of B-cell malignancies that express CD22 for evaluation purposes, with an exclusive option to negotiate a non-exclusive or exclusive commercialization license. In March 2024, the Company exercised its right to extend the exclusive option one time for an additional year and paid an extension royalty of $50,000.

As consideration for the licenses granted under the 2022 NCI License, the Company is required to pay the NCI a non-refundable license fee of $0.6 million, of which $0.2 million was paid in 2022, $0.1 million was paid in 2023 and $0.2 million was paid in March 2024, and the remaining balance of $0.1 million is payable on the third anniversary of the effective date of the agreement. The Company accrued the non-refundable upfront fees of $0.4 million upon entering into the 2022 NCI License. Non-refundable upfront fees of $0.1 million were recorded in accrued clinical and research and development expenses as of both December 31, 2024 and 2023, and as of December 31, 2023, $0.2 million is classified as other non-current liabilities on the balance sheet. The Company determined that the purchase of the license under the 2022 NCI License represented an asset acquisition as it did not meet the definition of a business. As the acquired license represented IPR&D assets with no alternative future use, the Company recorded the initial consideration of $0.6 million under the 2022 NCI License as research and development expense in March 2022, upon entering into the 2022 NCI License. The Company recorded research and development expense related to the license of $0.2 million and $0.6 million during the years ended December 31, 2024, and 2023, respectively.

The Company agreed to pay up to $0.2 million in regulatory milestone payments upon achieving specific regulatory filings, up to $1.8 million in development milestone payments upon achieving specific clinical trials or registration trials, and up to $16.0 million in sales milestones upon achievement of specific commercial milestone events for up to three distinct licensed products, and an earned royalty on net sales of autologous cell therapy products covered by the licensed intellectual property rights, at a low single-digit percentage, depending on the amount of annual net sales and, if the Company chooses to exercise the exclusive option mentioned above, on net sales of allogenic products, at a low single-digit percentage, depending on the amount of annual net sales and subject to the terms of the 2022 NCI License. The Company is also required to make minimum annual royalty payments of $50,000 per year, which will be creditable against royalties due for sales in that year. In addition, the Company is obligated to pay the NCI a percentage of non-royalty revenue received by the Company from its right to sublicense. Additionally, in the event the Company is granted a priority review voucher (“PRV”), the Company would be obligated to pay the NCI a minimum of $5.0 million upon the sale, transfer or lease of the PRV or $0.5 million upon submission of the PRV for use by the U.S. FDA. The Company is also obligated to pay the NCI a royalty based on a percentage of the fair market value of the consideration the Company receives for any assignment of the 2022 NCI License to a non-affiliate (upon the NCI’s prior written consent) or on an allocated portion of the fair value of consideration received in connection with a change in control (including an IPO). On the closing of the Company’s IPO in November 2023, the change in control milestone, as defined in the license agreement, was achieved. Following the closing of the IPO, the Company and the NCI exchanged communication regarding the final calculations and underlying methodology to determine the amount of this milestone. The Company continues to believe that the accrual represents their best estimate of this milestone amount. However, there can be no assurances that the amount accrued will be the amount agreed to between the parties.

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

As consideration for the licenses granted under the 2023 NCI License, the Company agreed to pay the NCI a non-refundable license fee of $0.3 million in three installments whereby the first installment was payable within 60 days of the execution of the agreement and the remaining two payments are due on the first and second anniversaries of the effective date of the agreement. Additionally, the Company agreed to reimburse the NCI for $0.1 million in expenses incurred by the NCI prior to January 1, 2022, related to the preparation, filing, prosecution, and maintenance of all patent applications and patents included in the license under the 2023 NCI License. The Company determined that the purchase of the license under the 2023 NCI License represented an asset acquisition as it did not meet the definition of a business. As the acquired license represented IPR&D assets with no alternative future use, upon entering the 2023 NCI License in February 2023, the Company recorded the initial consideration of $0.4 million under the 2023 NCI License, consisting of the non-refundable upfront fees, as research and development expense. As of December 31, 2023, the Company accrued these amounts of which $0.1 million was classified as other non-current liabilities on the balance sheet which was reclassified to the accrued expenses and other current liabilities as of December 31, 2024. During the years ended December 31, 2024 and 2023, the Company recorded research and development expense of approximately $80,000 and $0.4 million related to the license.

The Company agreed to pay up to $0.1 million in milestone payments upon achievement of certain regulatory milestone events, up to $1.7 million in milestone payments upon achievement of certain development milestone events including initiation of specific clinical trials or registration trials, and up to $16.0 million in milestone payments upon achievement of specific commercial milestone events. Subject to the terms of the 2023 NCI License, the Company also agreed to pay a low single-digit percentage on earned royalties on net sales of products covered by the licensed patent rights. The Company also agreed to make minimum annual royalty payments of $50,000 per year, which will be creditable against royalties due for sales in that year. In addition, the Company is obligated to pay the NCI a percentage of non-royalty revenue received by the Company from its right to sublicense at defined percentages. Additionally, if the Company is granted a PRV, the Company would be obligated to pay the NCI a minimum of $5.0 million upon the sale, transfer or lease of the PRV or $0.5 million upon submission of the PRV for use by the FDA. The Company is also obligated to pay the NCI a royalty based on a percentage of the fair market value of the consideration the Company receives for any assignment of the 2023 NCI License to a non-affiliate (upon the NCI’s prior written consent) or on an allocated portion of the fair value of consideration received in connection with a change in control (including an IPO). On the closing of the Company’s IPO in November 2023, the change in control milestone, as defined in the license agreement, was achieved. Following the closing of the IPO, the parties have commenced discussions regarding the final calculations and underlying methodology to determine the amount of this milestone. The Company continues to believe that the accrual represents their best estimate of this milestone amount. However, there can be no assurances that the amount accrued will be the amount agreed to between the parties.

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

9. Income taxes

The loss before provision for income taxes for the years ended December 31, 2024 and 2023 is entirely domestic. The Company has no current or deferred income tax expense for federal or state purposes for the years ended December 31, 2024 and 2023.

The reconciliation of the effective tax rate for income taxes from the federal statutory rate were as follows:

	2024	2023
U.S. federal taxes at statutory rate	21.0%	21.0%
State tax – net of federal	10.5	0.3
Federal tax credits	5.0	0.2
Change in valuation allowance	(35.4)	(19.8)
Stock-based compensation	(0.8)	(0.4)
Non-deductible expenses	(0.3)	(1.3)
Total	—%	—%

The income tax effect of temporary differences that give rise to significant portions of the Company’s deferred tax assets at December 31, 2024 and 2023 is presented below:

	December 31,
	2024	2023
	(in thousands)
Deferred tax assets:
Capitalized research and development costs	$37,376	$17,935
Net operating loss carryforwards	20,840	2,277
Accrued expenses and other current liabilities	1,948	—
Accrued clinical and research and development expenses	408	48
Operating lease liabilities	6,674	6,133
Tax credit carryforwards	12,474	2,658
Capitalized startup costs	13,391	7,670
Stock-based compensation	2,464	301
Other	—	—
Total deferred tax assets	95,575	37,022
Deferred tax liabilities
Right of use assets	(5,326)	(6,064)
Fixed assets	(522)	(601)
Other	(64)	—
Total deferred tax liabilities	(5,912)	(6,665)
Total net deferred tax assets	89,663	30,357
Less: valuation allowance	(89,663)	(30,357)
Net deferred tax assets	$—	$—

As of December 31, 2024, the Company has net operating loss carryforwards of approximately $38.2 million and $183.8 million available to reduce future taxable income, if any, for Federal and State income tax purposes, respectively. The Federal net operating loss carryforwards do not expire and are limited to 80% of taxable income and State net operating loss carryforwards begin to expire in 2041.

The Company has established a full valuation allowance against its deferred tax assets due to the uncertainty surrounding realization of such assets. The net increase in the valuation allowance for the years ended December 31, 2024 and 2023 was $59.3 million and $19.5 million, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax-planning strategies in making this assessment. Based on these factors, management has provided a full valuation allowance for its deferred tax assets.

As of December 31, 2024, the Company has Federal and State research and development credit carryforwards of $13.0 million and $4.7 million, respectively. The Federal research and development credit carryforwards will expire beginning in 2042 if not utilized. The State research and development credits have no expiration date.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “IRC”), if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage points change (by value) in the ownership of its equity over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and certain other pre-change tax attributes to offset its post-change income and taxes may be limited. The Company’s state jurisdictions have similar rules. The Company conducted a Section 382 study and the net operating loss and research and development credit carryforwards have been adjusted to reflect the amounts that still could be utilized subject to future changes.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year ended December 31,
	2024	2023
	(in thousands)
Balance at the beginning of the year	$1,234	$872
Increases based on tax positions related to current year	2,643	717
Increases based on tax positions related to prior years	631	62
Reductions based on tax positions related to prior years	-	(417)
Balance at end of year	$4,508	$1,234

ASC 740-10 prescribes a comprehensive model for the recognition, measurement, presentation, and disclosure in financial statements of any uncertain tax positions that have been taken or are expected to be taken on a tax return. It is the Company’s policy to include penalties and interest expense related to income taxes as components of other expense and interest expense, respectively, as necessary.

As of December 31, 2024, the Company had $4.5 million of unrecognized tax benefits.The Company’s unrecognized gross tax benefits would not reduce its annual effective tax rate if recognized because the Company has recorded a full valuation allowance on deferred tax assets. The Company does not foresee any material changes to its gross unrecognized tax benefit within the next 12 months. The Company did not recognize any accrued interest and penalties related to gross unrecognized tax benefits related to the years ended December 31, 2024, and 2023.

All tax returns will remain open for examination by the federal and state taxing authorities for three and four years, respectively. To the extent that the Company has tax attribute carryforwards, the tax year in which the attributes were generated may still be adjusted upon examination by the Internal Revenue Service or State taxing authorities to the extent utilized in a future period. The Company is not currently under examination by any tax authorities.

10. Commitments and Contingencies

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

Litigation

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. There are no matters currently outstanding for which any liabilities have been accrued. The Company was not a defendant in any lawsuit for the years ended December 31, 2024 and 2023.

11. Net Loss Per Share

A reconciliation of net loss attributable to common stockholders and the number of shares in the calculation of basic and diluted loss per share was as follows:

	Year ended December 31,
	2024	2023
	(in thousands, except share and per share amounts)
Numerator:
Net loss attributable to common stockholders	$(167,502)	$(98,147)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	44,969,643	5,938,782
Net loss per share attributable to common stockholders, basic and diluted	$(3.72)	$(16.53)

The following potentially dilutive shares were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive (on an as-converted basis):

	December 31,
	2024	2023
Outstanding stock options	6,029,631	3,720,455
Restricted stock awards subject to repurchase	46,562	239,699
Outstanding restricted stock units	14,000	—
Total	6,090,193	3,960,154

12. Segment information

The Company has one reportable segment related to developing next-generation, potentially curative CAR T-cell therapies for cancer patients. The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer. When evaluating the Company’s financial performance and making strategic decisions, the CODM focuses her review on the comparison of budget versus actual expenses incurred by function. The Company conducts operations solely within the United States and as such, all long-lived assets are located within the United States. The table below is a summary of the segment profit or loss, including significant segment expenses:

	Year ended December 31,
	2024	2023
	(in thousands)
Research and Development
Manufacturing and technical operations	$62,957	$33,527
Clinical	22,250	12,495
Preclinical	853	1,210
Employee-related costs	32,891	19,572
Facilities and other operating costs	14,994	6,243

General and Administrative
Consultants and other outside services	12,712	9,737
Employee-related costs	14,606	7,305
Facilities and other operating costs	5,478	1,803

Stock-based compensation expense	17,972	3,327
Depreciation expense	2,657	1,491
Total operating expense	187,370	96,710
Loss from operations	(187,370)	(96,710)
Interest income	20,063	4,871
Interest expense	—	(1,604)
Other expense, net	(195)	(4,704)
Net loss	(167,502)	(98,147)

13. Subsequent events

On January 28, 2025, the Company’s board of directors approved a reduction of the Company’s workforce by approximately 50% and other cost saving measures (the “Reduction”) in connection with the Company’s announcement of its election to discontinue the FIRCE-1 Phase 2 study of firi-cel. The Company will continue to advance CRG-023 to Phase 1 proof-of-concept data and its allogeneic platform to lead vector candidate selection while evaluating strategic options. The workforce reduction, in combination with other expense reductions related to the discontinuation of the clinical development of firi-cel, is expected to extend the Company’s cash runway to mid-2028.

In connection with the Reduction, the Company expects to incur expense of between $31.0 million to $37.0 million in total, which the Company expects to recognize during the first and second quarter of 2025. The anticipated expense includes: severance, benefits, payroll taxes, and other termination costs totaling approximately $4.0 million to $5.0 million, contract termination costs totaling approximately $20.0 million to $22.0 million and future costs to wind-down the firi-cel clinical development program totaling approximately $7.0 million to $10.0 million.

The charges that the Company expects to incur in connection with the Reduction are subject to a number of assumptions, and actual results may differ materially. The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with the Reduction.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2024, management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Remediation of the Previously Reported Material Weaknesses in Internal Controls Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As reported in Changes in Internal Controls over Financial Reporting for the year ended December 31, 2023, as well as in our Quarterly Reports on Form 10-Q for each interim period through the third quarter of the year ended December 31, 2024, we did not maintain effective internal controls over financial reporting as a result of material weaknesses related to: (i) an insufficient complement of personnel with an appropriate level of technical knowledge to create the proper environment for effective internal control over financial reporting, (ii) the lack of an effective risk assessment process, (iii) the lack of formalized processes and control activities to support the appropriate segregation of duties over the review of account reconciliations and journal entries and (iv) the lack of monitoring and communication of control processes and relevant accounting policies and procedures.

As of December 31, 2024, we have completed our remediation activities including testing of the design and concluding on the operating effectiveness of the related controls. The remediation activities included, but were not limited to:

•
Hired qualified accounting and financial reporting personnel to supplement the level of knowledge and experience with internal control over financial reporting and to allow for appropriate segregation of duties
•
Implemented a formal control environment and risk assessment process
•
Developed monitoring controls and protocols allowing us to timely assess the design and operating effectiveness of the new and redesigned controls; and
•
Implemented formal business processes and control activities including the identification, documentation, and evaluation of our internal controls over financial reporting.

Based upon the above, we believe the steps taken have improved the effectiveness of our internal control over financial reporting and we have determined that these new or redesigned controls are operating effectively.

Changes in Internal Control over Financial Reporting

As described above under “Remediation of the Previously Reported Material Weakness in Internal Controls Over Financial Reporting,” there were changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act. Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control—Integrated Framework. Based on this assessment, our management has concluded that as of December 31, 2024, our internal control over financial reporting was effective.

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

Item 9B. Other Information.

Insider Trading Arrangements and Policies

During the fiscal quarter ended December 31, 2024, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

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

Insider Trading Policy

We have adopted an insider trading policy and procedures governing the purchase, sale, and/or other dispositions of our securities by directors, officers, employees and other covered persons that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations, and the listing requirements of the Nasdaq Global Select Market. This policy imposes regular blackout periods during which certain individuals may not transact in our securities and pre-clearance procedures for transactions by certain specified individuals, including, among others, the members of our board of directors and our executive officers. In addition, this policy prohibits certain transactions that we have determined are higher risk or for which there is a heightened appearance of potential improper or inappropriate conduct, including short sales of our securities, options trading in puts, calls or other derivative securities involving our equity securities, hedging transactions, and margin accounts and pledging of our securities. We regularly review our insider trading policy with our board of directors and management. A copy of our insider trading policy and procedures is filed as Exhibit 19.1 to this Annual Report on Form 10-K. Further, the Company will not transact in any of its own securities unless in compliance with U.S. securities laws.

The information required to be included by Item 10 of Form 10-K will be included in the definitive proxy statement (the “Proxy Statement”) for our 2025 Annual Meeting of Stockholders and such information is incorporated by reference herein. The Proxy Statement will be filed electronically with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A of the Exchange Act.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item of Form 10-K will be included under the captions “Certain Relationships and Related Party Transactions” and “Board of Directors and Corporate Governance-Director Independence” in our 2025 Proxy Statement and is incorporated by reference herein.

Item 14. Principal Accountant Fees and Services.

The information required to be included by Item 14 will be included in the Proxy Statement for our 2025 Annual Meeting of Stockholders and such information is incorporated by reference herein.

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

3. Exhibits

The following is a list of exhibits filed or furnished as part of this Annual Report on Form 10-K.

Exhibit Index

		Incorporated by Reference			Filed
Exhibit Number	Description	Form	Date	Number	Herewith
3.1	Amended and Restated Certificate of Incorporation, as amended, currently in effect.	8-K	11/14/2023	3.1
3.2	Bylaws, as amended, currently in effect.	8-K	11/14/2023	3.2
4.1	Description of Securities of the Registrant				X
4.2	Form of Common Stock Certificate.	S-1/A	11/6/2023	4.2
4.3	Amended and Restated Investors’ Rights Agreement, dated February 9, 2023, by and among the Registrant and the investors listed therein.	S-1/A	11/6/2023	4.3
4.4	Form of Securities Purchase Agreement, dated May 28, 2024, by and among the Company and the Purchasers	8-K	5/28/2024	10.1
10.1	Lease Agreement dated December 11, 2023 between ARE-San Francisco No. 63, LLC and CARGO Therapeutics, Inc.	10-K	3/21/2024	10.1
10.2#	CARGO Therapeutics, Inc. 2023 Incentive Award Plan	S-8	11/14/2023	99.2(a)
10.3#	CARGO Therapeutics, Inc. 2023 Employee Stock Purchase Plan	S-8	11/14/2023	99.3
10.4#	Form of Stock Option Grant Notice and Stock Option Agreement Under the 2023 Incentive Award Plan	S-8	11/14/2023	99.2(b)
10.5#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2023 Incentive Award Plan	S-8	11/14/2023	99.2(c)
10.6#	CARGO Therapeutics, Inc. 2021 Stock Option and Grant Plan and forms of option agreements thereunder	S-1	10/20/2023	10.5(a)
10.7#	Amendment No. 5 to CARGO Therapeutics, Inc. 2021 Stock Option and Grant Plan	S-1	10/20/2023	10.5(b)
10.8#	Form Agreements under the CARGO Therapeutics, Inc. 2021 Stock Option and Grant Plan	S-1/A	11/6/2023	10.5(c)
10.9†	Exclusive License Agreement effective August 1, 2022, by and between CARGO Therapeutics, Inc. and the Board of Trustees of the Leland Stanford Junior University	S-1	10/20/2023	10.1(a)
10.10†	Amendment No. 1 to Exclusive License Agreement effective August 1, 2022, by and between CARGO Therapeutics, Inc. and the Board of Trustees of the Leland Stanford Junior University	S-1	10/20/2023	10.1(b)
10.11(a)	License and Supply Agreement, dated June 24, 2022, by and between CARGO Therapeutics, Inc. and Oxford Biomedica (UK) Limited	S-1/A	11/6/2023	10.2
10.11(b)†	First Amendment to License and Supply Agreement, dated June 24, 2022, by and between CARGO Therapeutics, Inc. and Oxford Biomedica (UK) Limited				X
10.11(c)†	Second Amendment to License and Supply Agreement, dated June 24, 2022, by and between CARGO Therapeutics, Inc. and Oxford Biomedica (UK) Limited				X

		Incorporated by Reference			Filed
Exhibit Number	Description	Form	Date	Number	Herewith
10.11(d)†	Third Amendment to License and Supply Agreement, dated June 24, 2022, by and between CARGO Therapeutics, Inc. and Oxford Biomedica (UK) Limited				X
10.12	Patent License Agreement, dated March 16, 2022, by and between CARGO Therapeutics, Inc. and the National Cancer Institute.	S-1	10/20/2023	10.3
10.13	Patent License Agreement, dated February 24, 2023, by and between CARGO Therapeutics, Inc. and the National Cancer Institute.	S-1	10/20/2023	10.4
10.14	Form of Indemnification and Advancement Agreement for directors and officers	S-1	10/20/2023	10.12
10.15	Sublease Agreement, dated November 4, 2021, by and between BigHat Biosciences, Inc. and CARGO Therapeutics, Inc. (f/k/a Syncopation Life Sciences, Inc.)	S-1	10/20/2023	10.13(a)
10.16	First Amendment to Sublease Agreement, dated August 17, 2022, by and between BigHat Biosciences, Inc. and CARGO Therapeutics, Inc. (f/k/a Syncopation Life Sciences, Inc.)	S-1	10/20/2023	10.13(b)
10.17†	Sublease Agreement, dated July 1, 2024, by and between the Company and Vaxcyte, Inc.	8-K	7/8/2024	10.1
10.18	Second Amendment to Sublease Agreement, dated June 21, 2024, by and between BigHat Biosciences, Inc. and CARGO Therapeutics, Inc. (f/k/a Syncopation Life Sciences, Inc.)	10-Q	8/12/2024	10.2
10.19†	First Amendment to Lease, dated September 24, 2024, by and between ARE-San Francisco No. 63, LLC and the Company.	10-Q	11/12/2024	10.1
10.20(a)#	Non-Employee Director Compensation Program	S-1/A	11/6/2023	10.14
10.20(b)#	Amended and Restated Non-Employee Director Compensation Program	10-Q	8/12/2024	10.3
10.21#	CARGO Therapeutics, Inc. Corporate Bonus Plan	10-Q	11/12/2024	10.2
10.22#	Form of Employment Agreement				X
10.23	Exchange Agreement, dated January 12, 2024, by and between CARGO Therapeutics, Inc. and the Investors listed therein, and Form of Warrant	10-Q	5/14/2024	10.2
19.1	CARGO Therapeutics, Inc. Insider Trading Policy				X
23.1	Consent of Independent Registered Public Accounting Firm.				X
24.1	Power of Attorney (included in the signature page hereto).				X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

		Incorporated by Reference			Filed
Exhibit Number	Description	Form	Date	Number	Herewith
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
97	CARGO Therapeutics, Inc. Policy for Recovery of Erroneously Awarded Compensation	10-K	3/21/2024	97
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

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

CARGO Therapeutics, Inc.

Date: March 12, 2025	By:	/s/ Gina Chapman
Gina Chapman Chief Executive Officer (Principal Executive Officer)

Date: March 12, 2025	By:	/s/ Anup Radhakrishnan
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

Signature	Title	Date
/s/ Gina Chapman	Chief Executive Officer and Director	March 12, 2025
Gina Chapman	(Principal Executive Officer)

/s/ Anup Radhakrishnan	Chief Financial Officer and Chief Operating Officer	March 12, 2025
Anup Radhakrishnan	(Principal Financial Officer)

/s/ John Orwin	Chairperson and Director	March 12, 2025
John Orwin

/s/ Abraham Bassan	Director	March 12, 2025
Abraham Bassan

/s/ Reid Huber	Director	March 12, 2025
Reid Huber

/s/ David Lubner	Director	March 12, 2025
David Lubner

/s/ Krishnan Viswanadhan	Director	March 12, 2025
Krishnan Viswanadhan

/s/ Kapil Dhingra	Director	March 12, 2025
Kapil Dhingra

/s/ Jane Pritchett Henderson	Director	March 12, 2025
Jane Pritchett Henderson