Form 10-Q
period 2025-03-31
CARGO Therapeutics, Inc.
filed 2025-05-08
CIK 1966494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 2, 2025, the registrant had 46,113,353 shares of common stock, $0.001 par value per share, outstanding.

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

•
our operational plans and strategy for clinical development and product candidates;
•
the potential for adverse events, undesirable side effects or unexpected characteristics associated with any of our product candidates;
•
our ability to realize the level of the cost reductions that we expect from restructuring our operations, which may adversely impact our business and results of operations;
•
our ability to retain key remaining management personnel;
•
the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates, including the projected terms of patent protection;
•
potential claims relating to our intellectual property and third-party intellectual property;
•
estimates of our expenses, future revenue, and capital requirements;
•
our future financial performance;
•
the pursuit of, potential for and execution of strategic options for our business;
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

Investors and others should note that we may announce material business and financial information to our investors using our investor relations website, Securities and Exchange Commission filings, webcasts, press releases and conference calls. We use these mediums, including our website, to communicate with the public about our company, our business and other issues. It is possible that the information that we make available may be deemed to

i

be material information. We, therefore, encourage investors and others interested in our company to review the information that we make available on our website.

ii

iii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CARGO THERAPEUTICS, INC.

Condensed Balance Sheets

(in thousands, except share and per share data)

	March 31, 2025	December 31, 2024
	(Unaudited)	(Note 2)
Assets
Current assets:
Cash and cash equivalents	$61,767	$64,380
Short-term marketable securities	257,069	275,324
Assets held for sale	1,571	—
Prepaid expenses and other current assets	4,404	5,308
Total current assets	324,811	345,012
Long-term marketable securities	12,441	28,388
Operating lease right-of-use assets	22,933	23,481
Restricted cash	567	567
Property and equipment, net	1,112	11,295
Other non-current assets	93	5,311
Total assets	$361,957	$414,054

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,233	$2,441
Accrued clinical and research and development expenses	5,565	12,521
Accrued expenses and other current liabilities	2,336	9,437
Accrued restructuring costs	36,920	—
Operating lease liabilities, current	2,498	628
Total current liabilities	51,552	25,027
Operating lease liabilities, non-current	27,948	28,798
Total liabilities	79,500	53,825

Stockholders’ equity:
Common stock	46	46
Additional paid-in capital	679,461	672,540
Accumulated other comprehensive income	96	291
Accumulated deficit	(397,146)	(312,648)
Total stockholders’ equity	282,457	360,229
Total liabilities and stockholders’ equity	$361,957	$414,054

The accompanying notes are an integral part of these unaudited condensed financial statements.

CARGO THERAPEUTICS, INC.

Condensed Statements of Operations and Comprehensive Loss

(unaudited, in thousands, except share and per share data)

	Three months ended March 31,
	2025	2024
Operating expenses:
Research and development	$30,637	$30,503
General and administrative	11,508	10,303
Restructuring, impairment, and costs of suspended programs	46,280	—
Total operating expenses	88,425	40,806
Loss from operations	(88,425)	(40,806)
Interest income	3,938	5,005
Other expense, net	(11)	(10)
Net loss	$(84,498)	$(35,811)
Other comprehensive loss:
Unrealized loss on marketable securities	(195)	(279)
Comprehensive loss	$(84,693)	$(36,090)
Net loss per share attributable to common stockholders, basic and diluted	$(1.77)	$(0.87)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	47,852,079	40,995,901

The accompanying notes are an integral part of these unaudited condensed financial statements.

CARGO THERAPEUTICS, INC.

Condensed Statements of Stockholders’ Equity

(unaudited, in thousands, except share data)

				Accumulated
	Common Stock		Additional Paid-In	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2024	46,042,504	$46	$672,540	$291	$(312,648)	$360,229
Exercise of stock options	12,447	—	38	—	—	38
Vesting of restricted stock	—	—	7	—	—	7
Stock-based compensation	—	—	6,876	—	—	6,876
Net loss	—	—	—	—	(84,498)	(84,498)
Other comprehensive loss	—	—	—	(195)	—	(195)
Balances at March 31, 2025	46,054,951	$46	$679,461	$96	$(397,146)	$282,457

				Accumulated
	Common Stock		Additional Paid-In	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balances at December 31, 2023	41,205,551	$41	$550,491	$—	$(145,146)	$405,386
Exchange of common stock for pre-funded warrants	(1,842,499)	(2)	(23)	—	—	(25)
Exercise of stock options	5,595	—	26	—	—	26
Vesting of restricted stock	—	—	11	—	—	11
Stock-based compensation	—	—	3,904	—	—	3,904
Net loss	—	—	—	—	(35,811)	(35,811)
Other comprehensive loss	—	—	—	(279)	—	(279)
Balances at March 31, 2024	39,368,647	$39	$554,409	$(279)	$(180,957)	$373,212

The accompanying notes are an integral part of these unaudited condensed financial statements.

CARGO THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(unaudited, in thousands)

	Three months ended March 31,
	2025	2024
OPERATING ACTIVITIES
Net loss	$(84,498)	$(35,811)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	6,876	3,904
Amortization of operating lease right-of-use assets	548	1,301
Depreciation	672	553
Impairment of property and equipment	8,034	—
Acquired in-process research and development	665	150
Accretion on investments in marketable securities	(1,600)	(2,329)
Changes in operating assets and liabilities:	—
Prepaid expenses and other current assets	904	(391)
Other non-current assets	5,218	10
Accounts payable	1,598	2,674
Accrued clinical and research and development expenses	(6,938)	3,275
Accrued expenses and other current liabilities	(7,112)	(3,146)
Accrued restructuring costs	36,920	—
Operating lease liabilities	1,020	(336)
Net cash used in operating activities	(37,693)	(30,146)
INVESTING ACTIVITIES
Purchases of marketable securities	(81,687)	(292,337)
Proceeds from sales and maturities of marketable securities	117,294	—
Purchase of property and equipment	(382)	(1,289)
Purchase of in-process research and development	(183)	(330)
Net cash provided by (used in) investing activities	35,042	(293,956)
FINANCING ACTIVITIES
Proceeds from exercise of stock options	38	26
Payment of deferred initial public offering costs	—	(105)
Payment of transaction costs for exchange of common stock for warrants	—	(25)
Net cash provided by (used in) financing activities	38	(104)
Net decrease in cash, cash equivalents and restricted cash	(2,613)	(324,206)
Cash, cash equivalents, and restricted cash at beginning of period	64,947	406,299
Cash, cash equivalents, and restricted cash at end of period	$62,334	$82,093
COMPONENTS OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
Cash and cash equivalents	$61,767	$81,526
Restricted cash	567	567
Total cash, cash equivalents, and restricted cash	$62,334	$82,093

CARGO THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(unaudited, in thousands)

	Three months ended March 31,
	2025	2024
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES
Exchange of common stock for pre-funded warrants	$—	$37,600
Purchase of property and equipment in accounts payable and accrued expenses and other current liabilities	$100	$379
In-process research and development costs in accounts payable and accrued clinical and research and development expenses	$1,005	$993

The accompanying notes are an integral part of these unaudited condensed financial statements.

CARGO THERAPEUTICS, INC.

Notes to Unaudited Condensed Financial Statements

1. Organization

Description of the business

CARGO Therapeutics, Inc. (the “Company”) was incorporated in the state of Delaware in December 2019 as Syncopation Life Sciences, Inc. and changed its name to CARGO Therapeutics, Inc. in September 2022. The Company is a clinical-stage biotechnology company, focused on designing, engineering and developing next generation, potentially curative cell therapies for cancer patients. The Company’s programs, platforms, and manufacturing strategy are designed to directly address the limitations of approved chimeric antigen receptor (CAR) T-cell therapies. Its pipeline includes firicabtagene autoleucel (firi-cel) (previously CRG-022), an investigational autologous CD22 CAR T-cell therapy and CRG-023, a tri-specific CAR T designed to address several known causes of relapse associated with existing CAR T-cell therapies such as loss of tumor antigen expression, loss of co-stimulation (e.g., via CD58/CD2 signaling) and T-cell exhaustion, resulting in the potential to address a broad range of B-cell malignancies with the goal of providing more patients with a durable complete response. CRG-023 targets the B-cell lineage antigens (CD19, CD20, CD22) via tri-cistronic expression of three distinct CARs from a single lentiviral vector, each with its own co-stimulatory domain.

The FDA cleared the Company’s IND application for CRG-023 in January 2025. The Company intended to demonstrate the product candidate’s potential through a Phase 1 dose escalation study in 3L+ LBCL including CAR T-naïve patients.

Further, the Company leveraged its cell engineering and manufacturing capabilities to develop a novel allogeneic platform, which is a universal vector solution designed to limit immune-based rejection to enable durable response for CAR T-cell therapy. The universal vector is intended to be paired with any new or pre-existing CAR vector to create an allogeneic CAR T-cell therapy, with the potential to maintain durable efficacy and safety of autologous cell therapy while creating an off-the-shelf option to broaden availability to more people with cancer.

Restructuring

On January 28, 2025, the Company’s board of directors (the “Board”) approved a reduction in the Company’s workforce by approximately 50% in connection with the Company’s election to discontinue the Phase 2 study of firicabtagene autoleucel (firi-cel). The Company had no plans for restructuring as of December 31, 2024. Therefore, no restructuring expense or related liability was recorded as of December 31, 2024.

On March 18, 2025, in connection with the Company’s ongoing strategic assessment and evaluation of strategic options, the Company announced that the Board determined to suspend various development efforts and continue to pursue potential strategic alternatives such as a reverse merger, other business combination, dissolution and wind-down, or cash sale transaction. On March 13, 2025, the Board also approved a reduction in the Company’s current workforce of approximately 90% (collectively with the January 28, 2025 reduction in force, the “2025 Restructuring”).

In connection with the 2025 Restructuring, the Company recorded a restructuring charge of $46.3 million during the three months ended March 31, 2025. The restructuring charge includes: (i) severance and termination benefit expense for employees terminated with separation dates between April 2025 and November 2025, (ii) a charge related to the impairment of property, plant and equipment, including research and development equipment and certain computer equipment and software, and (iii) contract termination and other costs. Refer to Note 10 for additional information on the 2025 Restructuring.

Since its founding, the Company has devoted substantially all of its resources to organizing and staffing the Company, business planning, raising capital, establishing licensing arrangements, building its proprietary platform technologies, discovering its product candidates, establishing its intellectual property portfolio, conducting research, preclinical studies, and clinical trials, establishing arrangements with third parties for the manufacture of its product candidates and related raw materials, and providing general and administrative support for these operations. The Company is currently managing streamlined operations to preserve optionality in light of the ongoing strategic assessment and evaluation of strategic options.

CARGO THERAPEUTICS, INC.

Notes to Unaudited Condensed Financial Statements

Liquidity

Since inception, the Company has incurred significant operating losses and negative cash flows, and it expects that it will continue to incur costs and expenditures in connection with its streamlined operations. As of and for the three months ended March 31, 2025, the Company had an accumulated deficit of $397.1 million, cash and cash equivalents and marketable securities of $331.3 million and negative cash flows from operations of $37.7 million. The Company believes its existing cash and cash equivalents and marketable securities will be sufficient to support operations for at least 12 months from the issuance of these unaudited condensed financial statements.

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

Significant estimates and assumptions reflected in these financial statements include, but are not limited to, the accrual of research and development expenses, impairment of long-lived assets, valuation of deferred tax assets, the fair value of equity instruments, equity-based instruments, stock-based compensation, and the determination of the incremental borrowing rate.

Unaudited interim condensed financial statements

The condensed balance sheet as of March 31, 2025 and the condensed statements of operations and comprehensive loss, and condensed statements of stockholders’ equity for the three months ended March 31, 2025, and 2024 and condensed statements of cash flows for the three months ended March 31, 2025, and 2024 are unaudited. These unaudited condensed financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for the fair statement of the Company’s financial position, results of operations and cash flows for the interim periods presented. The condensed results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the full year or for any other future annual or interim period. The condensed balance sheet as of December 31, 2024 included herein was derived from the audited financial statements as of that date. These condensed financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 12, 2025.

CARGO THERAPEUTICS, INC.

Notes to Unaudited Condensed Financial Statements

Restructuring, Impairment and Costs of Suspended Programs

The Company recognizes restructuring charges related to the 2025 Restructuring when liabilities have been incurred. In connection with these activities, the Company records restructuring charges at fair value for:

•
severance and benefit expense in full for employees who had no requirements for future service when the January Restructuring was approved,
•
severance and benefit expense ratably over the service period for employees who are required to render services to receive their severance and benefits,
•
impairment of long-lived assets classified as “held and used” when the carrying value of the asset group is not deemed to be recoverable, impairment of long-lived assets classified as “held for sale” when the carrying value of the asset group exceeds the fair value less cost to sell, and
•
contract termination costs when the contract is cancelled in accordance with its terms.

See Note 10 for additional information on the above restructuring charges.

Assets Held for Sale

An asset is considered to be held for sale when all the following criteria are met: (i) management commits to a plan to sell the asset; (ii) it is unlikely that the disposal plan will be significantly modified or discontinued; (iii) the asset is available for immediate sale in its present condition; (iv) actions required to complete the sale of the asset have been initiated; (v) sale of the asset is probable and the completed sale is expected to occur within one year; and (vi) the asset is actively being marketed for sale at a price that is reasonable given its current market value. The assets classified as held for sale are recorded at the lower of the carrying value and estimated fair value, less cost to sell.

Segments

Operating segments are defined as components of an entity for which separate financial information is available and regularly reviewed by the chief operating decision maker, the Company’s Interim Chief Executive Officer, in deciding how to allocate resources to an individual segment and in assessing performance. The Company has determined that it operates as one operating and reporting segment (See Note 11).

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

Net loss per share attributable to common stockholders

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

CARGO THERAPEUTICS, INC.

Notes to Unaudited Condensed Financial Statements

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

Recently adopted accounting pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting—Improvements to Reportable Segment Disclosures, which improves segment disclosure requirements, primarily through enhanced disclosure requirements for significant segment expenses. The improved disclosure requirements apply to all public entities that are required to report segment information, including those with only one reportable segment. The Company adopted the guidance for interim periods in the fiscal period beginning January 1, 2025 and there was no impact on the Company’s reportable segments identified. Additional required disclosures have been added in Note 11.

Recently issued accounting pronouncements not yet adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes—Improvements to Income Tax Disclosures. ASU 2023-09 requires consistent categories and greater disaggregation of information in the rate reconciliation, income taxes paid disaggregated by jurisdiction and certain other amendments to improve the effectiveness of income tax disclosures. ASU 2023-09 is effective for the Company for annual periods beginning on January 1, 2025, with early adoption permitted. The Company is assessing the impact of the adoption of this standard on its financial statements.

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

CARGO THERAPEUTICS, INC.

Notes to Unaudited Condensed Financial Statements

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

The following table presents the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy as of March 31, 2025:

	Valuation	Amortized	Unrealized	Unrealized	Fair
	Hierarchy	Cost	Gains	Losses	Value
		(in thousands)
Assets:
Cash equivalents:
Money market funds	Level 1	$60,914	$—	$—	$60,914
Total		$60,914	$—	$—	$60,914

Short-term marketable securities:
U.S. government and agencies securities	Level 2	$37,917	$21	$(5)	$37,933
U.S. Treasury securities	Level 2	219,066	76	(6)	219,136
Total		$256,983	$97	$(11)	$257,069

Long-term marketable securities:
U.S. Treasury securities	Level 2	$12,431	10	—	$12,441
Total		$12,431	$10	$—	$12,441

Total assets		$330,328	$107	$(11)	$330,424

CARGO THERAPEUTICS, INC.

Notes to Unaudited Condensed Financial Statements

The Company’s marketable securities as of March 31, 2025 mature beginning in April 2025 through May 2026.

The following table presents the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy as of December 31, 2024:

	Valuation	Amortized	Unrealized	Unrealized	Fair
	Hierarchy	Cost	Gains	Losses	Value
		(in thousands)
Assets:
Cash equivalents:
Money market funds	Level 1	$63,354	$1	$—	$63,355
Total		$63,354	$1	$—	$63,355

Short-term marketable securities:
U.S. government and agencies securities	Level 2	$102,094	$138	$(8)	$102,224
U.S. Treasury securities	Level 2	172,906	199	(5)	173,100
Total		$275,000	$337	$(13)	$275,324

Long-term marketable securities:
U.S. Treasury securities	Level 2	$28,422	7	(41)	$28,388
Total		$28,422	$7	$(41)	$28,388

Total assets		$366,776	$345	$(54)	$367,067

The valuation techniques used to measure the fair values of the Company’s Level 2 financial instruments, which generally have counterparties with high credit ratings, are based on quoted market prices when available. If quoted market prices are not available, the fair value for the security is estimated under the market or income approach using pricing models with market observable inputs.

As of March 31, 2025, the Company does not hold any marketable securities that have been in a continuous unrealized loss position for over 12 months. For short-term marketable securities with an unrealized loss as of March 31, 2025, the unrealized losses were not due to credit-related factors, the Company does not intend to sell these short-term investments, and it is more likely than not that the Company will hold these short-term investments until maturity or a recovery of the cost basis. Therefore, the Company did not recognize an allowance for credit-related losses or an other-than-temporary impairment charge for any of its investments during the three months ended March 31, 2025, and 2024. Realized gains (losses) were not material during the three months ended March 31, 2025, and 2024.

4. Balance Sheet Components

Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following:

	March 31, 2025	December 31, 2024
	(in thousands)
Interest receivable	$1,216	$1,363
Other receivables	207	672
Prepaid research and development	1,411	1,079
Other prepaid expenses	1,570	2,194
Total prepaid expenses and other current assets	$4,404	$5,308

CARGO THERAPEUTICS, INC.

Notes to Unaudited Condensed Financial Statements

Property and equipment, net

Property and equipment, net consisted of the following:

	March 31, 2025	December 31, 2024
	(in thousands)
Leasehold improvements	$871	$871
Computer equipment	245	680
Furniture and fixtures	120	120
Laboratory equipment	—	13,832
Construction in progress	74	86
Property and equipment at cost	1,310	15,589
Less: accumulated depreciation	(198)	(4,294)
Property and equipment, net	$1,112	$11,295

Depreciation expense for the three months ended March 31, 2025, and 2024 was $0.7 million and $0.6 million, respectively. During the three months ended March 31, 2025, the Company recorded an impairment charge in connection with the 2025 Restructuring (see Note 10) of $8.0 million, of which $7.8 million related to laboratory equipment and $0.2 million related to computer equipment. No such impairment charge was recorded during the three months ended March 31, 2024.

During the three months ended March 31, 2025, the Company committed to a plan to sell all of laboratory equipment originally intended for use. The Company determined that this equipment met the requirements to be classified as held for sale. As of March 31, 2025, the equipment sales were expected to be completed within one year.

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31, 2025	December 31, 2024
	(in thousands)
Accrued compensation and related expenses	$1,369	$7,894
Accrued purchases of property and equipment	100	82
Accrued deferred offering costs	—	82
Other	867	1,379
Total accrued expenses and other current liabilities	$2,336	$9,437

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

The Company previously leased 31,117 square feet of lab and office space in San Mateo, California which expired in November 2024.

CARGO THERAPEUTICS, INC.

Notes to Unaudited Condensed Financial Statements

The future lease payments associated with the Company’s operating lease liabilities as of March 31, 2025 were as follows:

Amount
(in thousands)
2025 (remaining nine months)	$4,676
2026	7,225
2027	7,441
2028	7,664
2029	7,894
Thereafter	10,225
Total undiscounted lease payments	45,125
Less: imputed interest	(14,679)
Total operating lease liabilities	$30,446

The future cash receipts associated with the Company’s sublease as of March 31, 2025 are as follows:

Amount
(in thousands)
2025 (remaining nine months)	$1,964
2026	1,322
Total undiscounted cash receipts	$3,286

A summary of total lease costs and other information for the periods relating to the Company’s operating leases was as follows:

	Three months ended March 31,
	2025	2024
	(in thousands)
Operating lease cost	$1,567	$2,249
Variable lease cost	848	227
Sublease income	(568)	—
Total lease cost	$1,847	$2,476

	March 31, 2025	December 31, 2024
	(in thousands)
Other information:
Weighted-average remaining lease term (in years)	6.0	6.3
Weighted-average discount rate	13.7%	13.7%

Supplemental cash flow and non-cash information related to the Company’s operating leases were as follows:

	Three months ended March 31,
	2025	2024
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$—	$1,285

6. Common stock

Common stock issued and outstanding on the unaudited condensed balance sheets and statements of stockholders’ equity includes shares related to restricted stock that are subject to repurchase and therefore are excluded from the reserved common stock in the table below.

CARGO THERAPEUTICS, INC.

Notes to Unaudited Condensed Financial Statements

The Company’s reserved common stock, on an as-converted basis for issuance was as follows:

	March 31, 2025	December 31, 2024
Common stock options issued and outstanding under the Plan	5,959,705	6,029,631
Common stock issuable upon exercise of pre-funded warrants	1,842,499	1,842,499
Remaining shares available for issuance under the Plan	4,844,182	3,422,507
Remaining shares available for issuance under the employee stock purchase plan	798,780	798,780
Outstanding restricted stock units	951,930	14,000
Total reserved common stock	14,397,096	12,107,417

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

The Company determined the fair value of the pre-funded warrants issued was $37.6 million which was equal to the fair value of the shares of the exchanged common stock on the date of transaction.

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

At-the-Market Equity Offering Program

In December 2024, the Company entered into a sales agreement, or the Sales Agreement, with TD Securities (USA) LLC (“TD Cowen”), to sell its shares of common stock having an aggregate offering price of up to $200.0 million from time to time through an “at-the-market” equity offering program under which TD Cowen acts as the Company’s agent. No shares of the Company’s common stock were issued and sold under the Sales Agreement through March 31, 2025. As of March 31, 2025, the Company had $200.0 million of capacity available to it under its “at-the-market” equity offering program.

7. Stock-Based Compensation

2023 Incentive Award Plan

In November 2023, the Board adopted the 2023 Incentive Award Plan (the “2023 Plan”). On January 1, 2025, the shares of common stock authorized for issuance under the 2023 Plan increased by 2,302,126 shares and as of March 31, 2025, a total of 4,844,182 shares of common stock were available for future issuance under the 2023 Plan.

CARGO THERAPEUTICS, INC.

Notes to Unaudited Condensed Financial Statements

Stock options

Stock option activity for the three months ended March 31, 2025 was as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	6,029,631	$14.58	8.83	$22,452
Granted	—	—
Exercised	(12,447)	3.06
Cancelled and forfeited	(57,479)	16.08
Outstanding at March 31, 2025	5,959,705	$14.59	7.42	$178
Vested and expected to vest, March 31, 2025	5,959,705	$14.59	7.42	$178
Exercisable at March 31, 2025	1,908,675	$12.38	7.66	$100

Aggregate intrinsic value in the above table is calculated as the difference between the exercise price of the options and the Company’s estimated fair value of its common stock as of March 31, 2025 and December 31, 2024.

No options were granted during the three months ended March 31, 2025. The estimated weighted-average grant-date fair value of options granted during the three months ended March 31, 2024 was $20.40 per share. The aggregate intrinsic value of options exercised was $0.1 million during both the three months ended March 31, 2025, and 2024.

Restricted stock awards

The following table summarizes the Company’s restricted stock awards activity.

	Number of Awards	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2024	46,562	$0.67
Vested	(8,747)	0.67
Unvested as of March 31, 2025	37,815	$0.67

The purchase price of the restricted stock awards is the fair value of common stock as determined by the Board.

The Company recorded $0.1 million as a share repurchase liability for restricted stock awards in accrued expenses and other current liabilities on the unaudited condensed balance sheets as of March 31, 2025 and December 31, 2024.

Restricted stock units

The following table summarizes the Company’s restricted stock units activity.

	Number of Awards	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2024	14,000	$18.27
Granted	937,930	4.21
Unvested as of March 31, 2025	951,930	$4.42

CARGO THERAPEUTICS, INC.

Notes to Unaudited Condensed Financial Statements

Stock‑based compensation expense

Total stock-based compensation expense recorded in the unaudited condensed statements of operations and comprehensive loss was as follows:

	Three months ended March 31,
	2025	2024
	(in thousands)
General and administrative	$4,731	$2,240
Research and development	2,145	1,664
Total stock-based compensation expense	$6,876	$3,904

The estimated grant-date fair value of awards granted was calculated based on the following assumptions:

Three months ended March 31, 2024
Expected term (in years)	5.9 - 6.1
Expected volatility	100.3% - 104.1%
Expected dividend	—
Risk-free interest rate	4.2% - 4.3%

There were no stock options granted during the three months ended March 31, 2025.

As of March 31, 2025, the Company had $4.6 million of unrecognized stock-based compensation, which is net of any stock-based compensation for awards that will be forfeited as a result of the 2025 Restructuring. This unrecognized stock-based compensation is expected to be recognized through November 2025.

Employee Stock Purchase Plan

On November 14, 2023, the Board adopted the 2023 Employee Stock Purchase Plan (the “ESPP”) which became effective immediately. As of March 31, 2025, there were 798,780 shares available for future issuance under the ESPP. There were no shares issued under the ESPP during the three months ended March 31, 2025.

Accelerated Vesting of Equity Awards held by Certain Executives

In the three months ended March 31, 2025, in connection with the planned terminations of certain executives in April 2025, May 2025, July 2025 and November 2025, and in accordance with the terms of their respective employment agreements and the original terms of the awards, the vesting of 356,415 options, 76,109 restricted stock units and 11,408 restricted stock awards was accelerated. The impact of the acceleration of vesting on the stock-based compensation expense for the three months ended March 31, 2025 is $1.9 million. The Company expects to recognize the remaining $1.5 million of the stock-based compensation expense related to the accelerated vesting in the period from April 2025 through November 2025.

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

CARGO THERAPEUTICS, INC.

Notes to Unaudited Condensed Financial Statements

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

No research and development expense pursuant to the Stanford License was recorded during both the three months ended March 31, 2025, and 2024.

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

The Company recorded research and development expense of $0.5 million related to the achievement of certain development milestones during the three months ended March 31, 2025. No research and development expense was recorded during the three months ended March 31, 2024.

The Company recorded certain manufacturing slot cancellation fees within restructuring, impairment, and costs of suspended programs in the Company’s condensed statement of operations and comprehensive loss (see Note 10).

CARGO THERAPEUTICS, INC.

Notes to Unaudited Condensed Financial Statements

National Cancer Institute

In March 2022, the Company entered into an exclusive license agreement (the “2022 NCI License”) with the U.S. Department of Health and Human Services, as represented by The National Cancer Institute (“NCI”), pursuant to which the Company obtained a worldwide, royalty-bearing, exclusive license under certain patent rights to make, use, sell, offer for sale, and import certain autologous products covered by such licensed patents in the field of CAR-T immunotherapies for the treatment of B-cell malignancies that express CD22, and a non-sublicensable exclusive license for evaluation purposes only to make, use, and import, but not sell, certain allogenic products and to practice processes in the field of certain CAR-T immunotherapies for the treatment of B-cell malignancies that express CD22 for evaluation purposes, with an exclusive option to negotiate a non-exclusive or exclusive commercialization license. In March 2024, the Company exercised its right to extend the exclusive option one time for an additional year and paid an extension royalty of $50,000. The Company allowed the exclusive option to lapse without exercise on March 16, 2025.

As consideration for the licenses granted under the 2022 NCI License, the Company was required to pay the NCI a non-refundable license fee of $0.6 million, of which $0.5 million was paid prior to January 1, 2025, and the remaining balance of $0.1 million is payable within 12 months from March 31, 2025. The Company accrued the non-refundable upfront fees of $0.4 million upon entering into the 2022 NCI License. Non-refundable upfront fees of $0.1 million were recorded in accrued clinical and research and development expenses as of both March 31, 2025, and December 31, 2024, on the unaudited condensed balance sheets. The Company determined that the purchase of the license under the 2022 NCI License represented an asset acquisition as it did not meet the definition of a business. As the acquired license represented IPR&D assets with no alternative future use, the Company recorded the initial consideration of $0.6 million under the 2022 NCI License as research and development expense in March 2022, upon entering into the 2022 NCI License. The Company recorded research and development expense related to the license of $0.1 million during each of the three months ended March 31, 2025, and 2024.

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

CARGO THERAPEUTICS, INC.

Notes to Unaudited Condensed Financial Statements

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

As consideration for the licenses granted under the 2023 NCI License, the Company agreed to pay the NCI a non-refundable license fee of $0.3 million in three installments whereby the first installment was payable within 60 days of the execution of the agreement and the remaining two payments are due on the first and second anniversaries of the effective date of the agreement. Additionally, the Company agreed to reimburse the NCI for $0.1 million in expenses incurred by the NCI prior to January 1, 2022, related to the preparation, filing, prosecution, and maintenance of all patent applications and patents included in the license under the 2023 NCI License. The Company determined that the purchase of the license under the 2023 NCI License represented an asset acquisition as it did not meet the definition of a business. As the acquired license represented IPR&D assets with no alternative future use, upon entering the 2023 NCI License in February 2023, the Company recorded the initial consideration of $0.4 million under the 2023 NCI License, consisting of the non-refundable upfront fees, as research and development expense. As of December 31, 2024, the Company accrued these amounts of which $0.1 million was recorded as accrued clinical and research and development expenses on the balance sheet and was paid in full as of March 31, 2025. The Company recorded research and development expense of $0.1 million and $50,000 during the three months ended March 31, 2025, and 2024, respectively.

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

CARGO THERAPEUTICS, INC.

Notes to Unaudited Condensed Financial Statements

9. Net Loss Per Share

A reconciliation of net loss attributable to common stockholders and the number of shares in the calculation of basic and diluted loss per share was as follows:

	Three months ended March 31,
	2025	2024
	(in thousands, except share and per share amounts)
Numerator:
Net loss attributable to common stockholders	$(84,498)	$(35,811)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	47,852,079	40,995,901
Net loss per share attributable to common stockholders, basic and diluted	$(1.77)	$(0.87)

The following potentially dilutive shares were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive (on an as-converted basis):

	March 31,
	2025	2024
Outstanding stock options	5,959,705	5,448,276
Restricted stock awards subject to repurchase	37,815	184,198
Outstanding restricted stock units	951,930	—
Total	6,949,450	5,632,474

10. Restructuring, Impairment and Costs of Suspended Programs

In connection with the 2025 Restructuring, the Company reported the following costs in restructuring, impairment and costs of suspended programs:

Three months ended March 31, 2025
(in thousands)
Severance and benefit expense	$16,552
Impairment of property and equipment	8,034
Contract termination and other restructuring costs	21,694
Total restructuring, impairment, and costs of suspended programs	$46,280

Severance and Benefit Expense

Employees affected by the reduction in force under the 2025 Restructuring are entitled to receive severance payments and certain Company funded benefits. The restructuring charges are recorded at fair value.

With respect to the reduction in force announced in January 2025, the Company recognized severance and benefit expense in full for employees who had no requirements for future service when the reduction in force was approved by the Board. The Company recognized severance and benefit expense for employees who were required to render services to receive their severance and benefits ratably over the service period. The service period began on the

CARGO THERAPEUTICS, INC.

Notes to Unaudited Condensed Financial Statements

communication date in January 2025 and was completed for most employees by April 1, 2025. The Company recognized $4.0 million in total severance and benefit expense during three months ended March 31, 2025 that was accrued in accrued restructuring costs on the condensed balance sheet as of March 31, 2025, which was paid in April 2025.

With respect to the reduction in force announced in March 2025, the Company recognized $12.6 million in severance and benefit expense during three months ended March 31, 2025 of which $12.6 million was accrued in accrued restructuring costs on the condensed balance sheet as of March 31, 2025. The Company recognizes severance and benefits ratably over the service period for remaining employees who are required to render services beyond the minimum retention period to receive their severance and benefits. For the remaining employees, the severance and benefit expense was recognized as of the communication date. The service period began on the communication date in March 2025 and is expected to be completed for all employees by November 2025. The Company expects to recognize an additional $1.4 million for severance and benefit expense for the March Restructuring, primarily in the second quarter of 2025.

Impairment of Long-Lived Assets

During the three months ended March 31, 2025, the Company’s decision in January 2025 to suspend the development of various programs was a triggering event that indicated the carrying value of long-lived assets, including its property and equipment and right-of-use assets, may not be recoverable. As part of its impairment analysis, the Company first assessed which long-lived assets have identifiable cash flows that are largely independent of the cash flows of other groups of assets and concluded that each class of long-lived assets represents an individual asset group, with the exception of leasehold improvements and furniture and fixtures which were determined to be in one asset group with the right-of-use asset for the Company's facility operating lease.

The Company concluded that its lab equipment met the definition of “held for sale” as of March 31, 2025. Accordingly, the Company estimated the fair value of the assets, less cost to sell, based on market participant assumptions, including estimated recovery costs. As a result of this analysis, the Company recorded an impairment charge for the lab equipment in property and equipment of $7.8 million, in restructuring, impairment and costs of suspended programs in the condensed statement of operations.

The Company concluded that the remaining asset groups are “held for use” as of March 31, 2025. The Company evaluated each asset group for impairment and recognized an impairment charge of $0.2 million related to certain computer equipment.

Contract Termination and Other Costs

Certain of the Company’s contracts primarily with contract development and manufacturing organizations include penalties for early termination of the contract. In connection with the 2025 Restructuring, the Company accrued for these contract termination costs and recorded a liability of $21.7 million as of March 31, 2025 in accrued restructuring costs on the condensed balance sheet. The Company will remeasure the liability to fair value as management’s estimates change until settlement.

As of the issuance date of these condensed financial statements, there is an uncertainty regarding the timing of completion of all exit and disposal activities in connection with the 2025 Restructuring, the Company’s management targets to complete the activities by the end of 2025.

CARGO THERAPEUTICS, INC.

Notes to Unaudited Condensed Financial Statements

11. Segment Information

The Company has one reportable segment related to developing next-generation, potentially curative CAR T-cell therapies for cancer patients. The Company’s chief operating decision maker (“CODM”) is its Interim Chief Executive Officer. When evaluating the Company’s financial performance and making strategic decisions, the CODM focuses his review on the comparison of budget versus actual expenses incurred by function. The Company conducts operations solely within the United States and as such, all long-lived assets are located within the United States. The table below is a summary of the segment profit or loss, including significant segment expenses:

	Three months ended March 31,
	2025	2024
	(in thousands)
Research and Development
Manufacturing and technical operations	$9,021	$13,711
Clinical	6,497	4,126
Preclinical	930	270
Employee-related costs	8,084	6,731
Facilities and other operating costs	3,374	3,517

General and Administrative
Consultants and other outside services	2,642	3,597
Employee-related costs	3,164	3,234
Facilities and other operating costs	885	1,163

Restructuring, impairment, and costs of suspended programs	46,280	—
Stock-based compensation expense	6,876	3,904
Depreciation expense	672	553
Total operating expense	88,425	40,806
Loss from operations	(88,425)	(40,806)
Interest income	3,938	5,005
Other expense, net	(11)	(10)
Net loss	$(84,498)	$(35,811)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with the unaudited condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and related notes thereto for the year ended December 31, 2024, included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission, or the SEC, on March 12, 2025. This discussion and analysis contains forward-looking statements based upon current beliefs, plans, and expectations related to future events and our future performance that involves risks, uncertainties, and assumptions, such as statements regarding our intentions, plans, objectives, and expectations for our business. Our actual results and the timing of selected events could differ materially from those discussed in the forward-looking statements as a result of several factors including those set forth in the section titled “Risk Factors.” See also the section titled “Special Note Regarding Forward-Looking Statements”.

Overview

We are a clinical-stage biotechnology company previously focused on designing, engineering and developing next generation, potentially curative cell therapies for cancer patients. Our programs, platforms, and manufacturing strategy were designed to directly address the limitations of approved chimeric antigen receptor (CAR) T-cell therapies. A CAR is an engineered protein that is delivered into T cells, enabling recognition and destruction of cancer cells. We believe the limitations of approved CAR T-cell therapies include limited durability of effect, safety concerns and unreliable supply.

On January 28, 2025, we announced a reduction in force of approximately 50% in connection with our election to discontinue FIRCE-1, our Phase 2 study of firicabtagene autoleucel (firi-cel) (previously CRG-022) in patients with LBCL whose disease relapsed or was refractory (R/R) to CD19 CAR T-cell therapy. Firi-cel was our investigational autologous CAR T-cell product targeting the CD22 antigen and also our lead program.

On March 18, 2025, in connection with our ongoing evaluation of strategic options following discontinuation of the FIRCE-1 Phase 2 study of firi-cel, we announced an additional reduction in force of approximately 90% in connection with our determination to suspend pipeline development efforts (collectively, the 2025 Restructuring). In addition, we engaged TD Cowen as our exclusive strategic financial advisor in connection with our determination to explore potential strategic alternatives, including potential reverse mergers, other business combinations and cash sale transactions. There can be no assurance that a transaction will result from this process.

Our pipeline includes CRG-023, an investigational tri-specific CAR T designed to address several known causes of relapse associated with existing CAR T-cell therapies such as loss of tumor antigen expression, loss of co-stimulation (e.g., via CD58/CD2 signaling) and T cell exhaustion, resulting in the potential to address a broad range of B-cell malignancies with the goal of providing more patients with a durable complete response. CRG-023 is designed to target the B-cell lineage antigens (CD19, CD20, CD22) via tri-cistronic expression of three distinct CARs from a single lentiviral vector, each with its own co-stimulatory domain. One co-stimulatory domain incorporates CD2 signaling into the tri-specific CAR T cell, the design of which has been informed by immune-evasion and CAR T-cell resistance mediated by the loss of CD58 expression (the ligand of the CD2 co-stimulatory receptor). In January 2025, the FDA allowed our IND for CRG-023 to proceed to evaluate CRG-023 in a Phase 1 dose escalation study in 3L+ large B-cell lymphoma (LBCL) including CAR T-naïve patients.

We have also leveraged our cell engineering and manufacturing capabilities to develop a novel allogeneic platform, which is a universal vector solution designed to limit immune-based rejection to enable durable response for CAR T-cell therapy. The universal vector is intended to be paired with any new or pre-existing CAR vector to create an allogeneic CAR T-cell therapy, with the goal of maintaining the durable efficacy and safety associated with autologous cell therapy while creating an off-the-shelf option to broaden availability to more people with cancer. To date, we have generated pre-clinical proof-of-concept activity in the allogeneic vector.

As a result of the reductions in our workforce and the suspension of various development efforts, we incurred $16.6 million of severance and benefit expense and $21.7 million of contract termination and other costs and recorded an impairment charge of $8.0 million on our property and equipment in the three months ended March 31, 2025.

We have incurred significant operating losses and negative cash flows since our inception. Since our founding, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, establishing licensing arrangements, building our proprietary platform technologies, discovering our product candidates, establishing our intellectual property portfolio, conducting research, preclinical studies, and clinical trials, establishing arrangements with third parties for the manufacture of our product candidates and related raw materials, and providing general and administrative support for these operations. We are currently managing streamlined operations to preserve optionality in light of the ongoing strategic assessment and evaluation of strategic options.

Our net losses were $84.5 million and $35.8 million for the three months ended March 31, 2025, and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $397.1 million and cash and cash equivalents and marketable securities of $331.3 million. Based on our current projections, including our previously announced reductions in force and suspension of various development efforts, we estimate that our existing cash and cash equivalents and marketable securities as of March 31, 2025 will be sufficient to meet our working capital and capital expenditures through mid-2028. We have based this estimate on our current assumptions, which may prove to be wrong, and we may exhaust our available capital resources sooner than we expect.

We expect operating expenses to continue to decrease over the prior year due to the implementation of reductions in our workforce and suspension of various development efforts. In addition to general operating expenses and the costs associated with operating as a public company, we expect to incur costs and expenditures related to our ongoing review of potential strategic alternatives, including to evaluate strategic transactions. There can be no assurance that we will be able to successfully consummate any particular transaction. Our general operations and efforts regarding the evaluation of potential transactions may be costly, time-consuming and complex, and we may incur significant costs related to these processes, such as legal, accounting and advisory fees and expenses and other related charges. A considerable portion of these costs will be incurred regardless of whether any particular course of action is implemented, or transaction is completed. Any such expenses will decrease the remaining cash available for use in our business or that could be used in future distributions to our stockholders. In addition, any transaction that we may consummate in the future could have a variety of negative consequences and we may implement a course of action or consummate a transaction that yields unexpected results that adversely affect our business and decreases the remaining cash available for use in our business or the execution of our strategic plan. There can be no assurances that any particular course of action, business arrangement, transaction, or series of transactions, will be pursued, successfully consummated, lead to increased stockholder value or achieve the anticipated results. Any failure of such potential transaction to achieve the anticipated results could significantly impair our ability to enter into any future strategic transactions and may significantly diminish or delay any future distributions to our stockholders.

While less than historically incurred, we expect to continue to incur on-going operating expenses to:

•
fund our streamlined operations and operate as a public company;
•
maintain operational, financial and management information systems;
•
maintain and protect our intellectual property portfolio;
•
implement our restructuring such as third-party contract termination costs, severance and related benefit costs;
•
conclude a reverse merger or other strategic transaction; and
•
make royalty, milestone or other payments under current license or collaboration agreements;

Our net losses may fluctuate significantly from period to period, depending upon the timing of our expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our accounts payable and accrued research and development and other current liabilities.

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

We previously utilized third-party contract development and manufacturing organizations (CDMOs), to manufacture and supply our preclinical and clinical materials during the development of our product candidates, as well as third-party contract research organizations (CROs) to conduct our clinical trials and preclinical studies. The terms and conditions for each of the CDMOs are defined in the respective manufacturing and supply agreements.

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

Due to the suspension of various development efforts related to our programs, we expect our research and development expenses to remain flat or decrease for the remainder of 2025.

General and administrative expenses

Our general and administrative expenses consist primarily of employee-related costs and expenses for outside services, including legal, human resources, audit, and accounting services, as well as facilities and other operating costs not included in research and development expenses. We expect that our general and administrative expenses will remain flat or decrease for the remainder of 2025, and will include costs expect to continue to incur additional costs associated with operating as a public company, including increased expenses related to legal, audit, accounting, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance costs, investor and public relations costs, and other administrative and professional services.

Restructuring, impairment and other costs of suspended programs

In connection with the reductions in our workforce and suspension of various development efforts, we incurred restructuring, impairment and costs of suspended programs, which include termination costs primarily related to arrangements with contract development and manufacturing organizations, severance and related benefit costs, and charges related to impairment of property and equipment and write-offs for prepaid expenses and other current assets.

Interest income

Interest income includes interest income earned on our cash, cash equivalents, marketable securities, and restricted cash and non-cash interest income related to accretion of the discount on marketable securities.

Other expense, net

Other expense, net consists primarily of foreign currency gains and losses.

Results of operations

Comparison of the three months ended March 31, 2025, and 2024

Our results of operations for each of the periods indicated are summarized in the table below:

	Three months ended March 31,
	2025	2024	Change
	(in thousands)
Operating expenses:
Research and development	$30,637	$30,503	$134
General and administrative	11,508	10,303	1,205
Restructuring, impairment, and costs of suspended programs	46,280	—	46,280
Total operating expenses	88,425	40,806	47,619
Loss from operations	(88,425)	(40,806)	(47,619)
Interest income	3,938	5,005	(1,067)
Other expense, net	(11)	(10)	(1)
Net loss	$(84,498)	$(35,811)	$(48,687)

Research and development expenses

	Three months ended March 31,
	2025	2024	Change
	(in thousands)
Direct costs:
Manufacturing and technical operations	$9,021	$13,711	$(4,690)
Preclinical and clinical	6,205	3,023	3,182
Consultants and other outside services	557	1,223	(666)
License fees	665	150	515
Indirect costs:	—
Employee-related costs	10,229	8,395	1,834
Facilities and other operating costs	3,960	4,001	(41)
Total research and development expenses	$30,637	$30,503	$134

Research and development expenses were $30.6 million and $30.5 million for the three months ended March 31, 2025, and 2024, respectively. The $0.1 million increase in research and development expenses during this period was primarily due to:

•
$3.2 million increase in preclinical and clinical costs due to clinical and pre-clinical activities in the quarter prior to the decision to wind-down firi-cel in January 2025 and the suspension of various other programs in March 2025;
•
$1.8 million increase in employee-related costs due to increased headcount on our research and development teams, including a $0.5 million increase in stock-based compensation expense for research and development employees; and
•
$0.5 million increase in license fees primarily related to certain milestone payments incurred in the three months ended March 31, 2025.

The above increases in research and development expenses were partially offset by:

•
$4.7 million decrease in manufacturing and technical operations costs and $0.7 million decrease in consulting and other outside services costs due to the suspension of various development efforts.

General and administrative expenses

	Three months ended March 31,
	2025	2024	Change
	(in thousands)
Employee-related costs	$7,895	$5,474	$2,421
Outside services	2,642	3,597	(955)
Facilities and other operating costs	971	1,232	(261)
Total general and administrative expenses	$11,508	$10,303	$1,205

General and administrative expenses were $11.5 million and $10.3 million for the three months ended March 31, 2025, and 2024, respectively. The $1.2 million increase in general and administrative expenses during this period was primarily due to:

•
$2.4 million increase in employee-related costs primarily driven by a $2.5 million increase in stock-based compensation expense for general and administrative employees. This increase was primarily due to the accelerated vesting of equity awards held by certain executives and new grants in the period.

The above increases in general and administrative expenses were partially offset by:

•
$1.0 million decrease in outside services costs primarily related to reductions in services from third-party providers; and
•
$0.3 million decrease in facilities and other operating costs primarily related to the termination of the San Mateo lease in 2024.

Restructuring, impairment, and costs of suspended programs

Restructuring, impairment, and costs of suspended programs were $46.3 million in the three months ended March 31, 2025 and consisted of:

•
$21.7 million in termination costs related to arrangements with contract development and manufacturing organizations;
•
$16.6 million in severance and related benefit costs; and
•
$8.0 million in impairment of property and equipment;

Interest income

Interest income was $3.9 million and $5.0 million in the three months ended March 31, 2025, and 2024, respectively. The $1.1 million decrease was primarily attributed due to lower average marketable securities balances during the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

Other expense, net

Other expense, net remained consistent at $12,000 and $10,000 in the three months ended March 31, 2025, and 2024, respectively.

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

To date, we have incurred significant losses and negative cash flows from operations. As of March 31, 2025, we had available cash and cash equivalents and marketable securities of $331.3 million, which were available to fund operations, and an accumulated deficit of $397.1 million.

In December 2024, we entered into a sales agreement, or the Sales Agreement, with TD Securities (USA) LLC (TD Cowen), to sell our shares of common stock having an aggregate offering price of up to $200.0 million from time to time through an “at-the-market” equity offering program under which TD Cowen acts as our agent. No shares of our common stock were issued and sold under the Sales Agreement during the three months ended March 31, 2025. As of March 31, 2025, we had $200.0 million of capacity available to us under our “at-the-market” equity offering program.

We expect to continue to incur significant costs and expenditures in connection with our streamlined operations, operations as a public company and our ongoing process of evaluating corporate transactions. There can be no assurance, that the Company will be able to successfully consummate any particular transaction. The process of evaluating these options may be costly, time-consuming and complex and the Company may incur significant costs related to this continued evaluation, such as legal, accounting and advisory fees and expenses and other related charges. Based on our current operating plans, including our previously announced reductions in force and suspension of various development efforts, we estimate that our existing cash and cash equivalents and marketable securities as of March 31, 2025 will be sufficient to meet our working capital and capital expenditure needs to mid-2028. We have based this estimate on our current assumptions, which may prove to be wrong, and we may exhaust our available capital resources sooner than we expect.

Future funding requirements

Because of the numerous risks and uncertainties associated with the status of our company, we are unable to estimate the exact amount of our capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•
the extent of funding required to finance our streamlined operations and to operate as a public company;
•
the extent to which we enter into a strategic transaction; and
•
our regular course operations, including protection of intellectual property and other operational matters.

Based upon our current operating plans, including our previously announced reductions in force and suspension of various development efforts, we believe that our existing cash and cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements through at least the next 12 months following the issuance of our condensed financial statements. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We anticipate that our operating expenses will decrease as we suspended various development efforts and commenced our reductions in force.

Cash flows

Our cash flows for each of the periods indicated are summarized in the table below:

	Three months ended March 31,
	2025	2024
	(in thousands)
Cash used in operating activities	$(37,693)	$(30,146)
Cash provided by (used in) investing activities	35,042	(293,956)
Cash provided by (used in) financing activities	38	(104)
Net decrease in cash, cash equivalents and restricted cash	$(2,613)	$(324,206)

Operating activities

Cash used in operating activities of $37.7 million for the three months ended March 31, 2025 was primarily attributable to our net loss of $84.5 million, partially offset by $15.2 million in non-cash adjustments and a $31.6 million decrease in our working capital. Non-cash adjustments consisted primarily of $8.0 million in impairment of property and equipment, $6.9 million in stock-based compensation, $0.7 million in depreciation, $0.7 million in acquisition of in-process research and development and $0.5 million in amortization of right-of-use assets, partially offset by $1.6 million in accretion on marketable securities. The $31.6 million decrease in working capital is primarily due to a $36.9 million increase in accrued restructuring costs related to the 2025 Restructuring, a $1.6 million increase in accounts payable driven by the timing of payments, a $5.2 million decrease in other assets, a $1.0 million increase in operating lease liabilities, and a $0.9 million decrease in prepaid expenses and other current assets, partially offset by a $7.1 million decrease in accrued expenses and other current liabilities, and a $6.9 million decrease in accrued clinical, research and development expense mainly related to manufacturing and technical operations, preclinical and clinical expenses.

Cash used in operating activities of $30.1 million for the three months ended March 31, 2024 was primarily attributable to our net loss of $35.8 million, partially offset by $3.7 million in non-cash adjustments and a $2.0 million decrease in our working capital. Non-cash adjustments consisted primarily of $3.9 million in stock-based compensation, $1.3 million in amortization of right-of-use assets, $0.6 million in depreciation, and $0.2 million in acquisition of in-process research and development primarily related to achievement of certain development milestones, partially offset by $2.3 million in net accretion on marketable securities. The $2.0 million decrease in working capital is primarily due to a $3.3 million increase in accrued clinical, research and development expense, and a $2.7 million increase in accounts payable driven by increased research and development expenses mainly related to manufacturing and technical operations, preclinical and clinical outside services and employee-related expenses, partially offset by a $3.2 million decrease in accrued expenses and other current liabilities primarily due to payment of the accrued annual bonus, a $0.4 million increase in prepaid expenses and other current assets and a $0.4 million decrease in operating lease liabilities.

Investing activities

Cash provided by investing activities of $35.0 million for the three months ended March 31, 2025 primarily consisted of $117.3 million of proceeds from sales and maturities of marketable securities, partially offset by $81.7 million in purchases of marketable securities, $0.4 million in purchases of equipment for our research and development activities, and $0.2 million from the purchase of in-process research and development comprised of fees paid related to our license agreements.

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

Financing activities

Cash provided by financing activities of less than $0.1 million for the three months ended March 31, 2025 consisted of proceeds from exercise of stock options.

Cash used in financing activities of $0.1 million for the three months ended March 31, 2024 consisted of payments for deferred initial public offering costs.

Off-balance sheet arrangements

We currently do not have, and did not have during the periods presented, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Contractual obligations and commitments

Leases

We have entered into lease arrangements for facilities, which consist of office and laboratory space, through March 31, 2031. As of March 31, 2025, our total fixed lease payment obligations outstanding are $45.1 million, of which $6.5 million is payable within 12 months.

License agreements

Our contractual obligations are expected to affect our liquidity and cash flows in future periods. Under our license agreements with our research institution partners, we are required to make payments upon successful completion and achievement of certain milestones as well as royalty payments upon sales of products covered by such licenses. The payment obligations under the license fees are recorded in accrued liabilities as such payments are not contingent on future events. The remaining payment obligations under the license agreements are contingent upon future events such as our achievement of specified development, clinical, regulatory, and commercial milestones. To the extent that the timing of these future milestone payments is not known, we have not included these fees in our condensed balance sheet as of March 31, 2025. For a more detailed description of these agreements, see Note 8 to our condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

During the three months ended March 31, 2025, we incurred certain manufacturing slot cancellation fees and recorded them within restructuring, impairment, and costs of suspended programs in our condensed statement of operations and comprehensive loss. For more details on the restructuring activities, see Note 10 to our condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

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

There have been no material changes to our critical accounting estimates from those described under our “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Judgments and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2024, other than as noted below.

Impairment of long-lived assets

During the three months ended March 31, 2025, we recorded an impairment charge in connection with the 2025 Restructuring of $8.0 million, of which $7.8 million related to laboratory equipment and $0.2 million related to computer equipment. No such impairment charge was recorded during the three months ended March 31, 2024. For more details on the restructuring activities, see Note 10 to our condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2025, management, with the participation and supervision of the person serving as our Interim Chief Executive Officer and Chief Financial Officer, have evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on that evaluation, our Interim Chief Executive Officer and Chief Financial Officer has concluded that, as of March 31, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Interim Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There are no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control financial reporting.

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

Item 1A. Risk Factors.

For a discussion of our potential risks and uncertainties, see the information in Part I, “Part I, Item 1A.
Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024. The risk factors set forth below supplement the risk factors disclosed in our Annual Report on Form 10-K for the year ended
December 31, 2024.

Risks related to our business

We announced the discontinuation of our lead program, suspension of various development efforts and ongoing efforts regarding the evaluation of strategic options for our business, including a potential reverse merger, other business combination or cash sale transaction opportunities. If we are unable to timely complete any such transaction on favorable terms or at all, we may elect to continue operations for our early stage development programs or pursue a statutory dissolution or similar alternative process. Moreover, we have incurred significant losses since our inception, and we expect to incur losses for the foreseeable future, which, together with our limited operating history, make it difficult to evaluate our prospects.

We are a clinical-stage biotechnology company with a limited operating history. Biotechnology product development is a highly speculative undertaking and involves a substantial degree of risk. We have incurred significant losses since our inception in December 2019, have no products approved for commercial sale, have not generated any revenue from product sales, have financed our operations principally through private placements of convertible preferred stock, convertible promissory notes and our initial public offering of our common stock and expect to incur significant costs and expenditures for the foreseeable future, including in connection with our ongoing streamlined operations and the process of evaluating strategic alternatives. Our net loss was $84.5 million and $35.8 million for the three months ended March 31, 2025, and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $397.1 million. Our losses have resulted principally from expenses incurred in connection with our research and development activities, including our clinical and preclinical development activities, as well as the buildout of our platform technologies such as our CD2 platform, and from general and administrative costs associated with our operations.

On January 28, 2025, we announced a reduction in force of approximately 50% in connection with our election to discontinue FIRCE-1, our Phase 2 study of firicabtagene autoleucel (firi-cel) (previously CRG-022) in patients with LBCL whose disease relapsed or was refractory (R/R) to CD19 CAR T-cell therapy. Firi-cel was our investigational autologous CAR T-cell product targeting the CD22 antigen and also our lead program.

On March 18, 2025, in connection with our ongoing evaluation of strategic options following discontinuation of the FIRCE-1 Phase 2 study of firi-cel, we announced an additional reduction in force of approximately 90% in connection with our determination to suspend pipeline development efforts. In addition, we engaged TD Cowen as our exclusive strategic financial advisor in connection with our determination to explore potential strategic alternatives, including potential reverse mergers, other business combinations and cash sale transactions. Our pursuit of potential strategic alternatives impacts substantially all of the risks previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, and there can be no assurance that a transaction will result from this process.

We have historically devoted a significant portion of our financial resources and efforts to building our organization, conducting research and development, identifying and developing potential product candidates, executing preclinical studies and clinical trials, building and enhancing our platform technologies, organizing and staffing our company, business planning, establishing, maintaining and protecting our intellectual property portfolio, raising capital and providing general and administrative support for these operations. We are currently managing streamlined operations to preserve optionality in light of the ongoing strategic assessment and evaluation of strategic options.

In addition to general operating expenses and the costs associated with operating as a public company, we expect to incur costs and expenditures related to our ongoing review of potential strategic alternatives, including to evaluate strategic transactions. There can be no assurance, however, that we will be able to successfully consummate any particular transaction. The process of continuing to evaluate corporate transactions may be costly, time-consuming and complex, and we may incur significant costs related to these processes, such as legal, accounting and advisory fees and expenses and other related charges. A considerable portion of these costs will be incurred regardless of whether any particular course of action is implemented or transaction is completed. Any such expenses will decrease the remaining cash available for use in our business or for a distribution to stockholders should we need to pursue a statutory dissolution or similar alternative process.

There can be no assurance that we can timely conclude a corporate transaction prior to exhausting our financial resources or that the terms of any such transaction will be favorable.

We will not continue the development and commercialization of our product candidates on our own. The transactions that we may consider include a reverse merger, other potential business combination, or cash sale transaction. Our Board and management team have and will continue to devote substantial time and resources to the consideration and completion of any such transaction. In addition, conditions in the financial markets may lead to an increased number of biotechnology companies that are also seeking to enter into business combinations, which may limit our ability to negotiate favorable terms for any such transaction. As a result of these and other factors, there is substantial risk that we may not be able to timely complete a potential corporate transaction, or at all. The failure to timely complete a potential corporate transaction would likely materially and adversely affect our business and force us to consider other alternatives, such as a statutory dissolution.

We may be unable to realize the level of the anticipated cost reductions that we expect from restructuring our operations, which may adversely impact our business and results of operations.

On January 28, 2025, we announced a reduction in force of approximately 50% in connection with our election to discontinue FIRCE-1, our Phase 2 study of firicabtagene autoleucel (firi-cel) (previously CRG-022) in patients with LBCL whose disease relapsed or was refractory (R/R) to CD19 CAR T-cell therapy. Firi-cel was our investigational autologous CAR T-cell product targeting the CD22 antigen and also our lead program. On March 18, 2025, in connection with our ongoing evaluation of strategic options following discontinuation of the FIRCE-1 Phase 2 study of firi-cel, we announced an additional reduction in force of approximately 90% in connection with our determination to suspend pipeline development efforts. The process of conducting these restructuring efforts may be costly, time-consuming and complex and we may incur significant costs related to these and any future similar efforts. There can be no assurance of completion of any particular course of action or a defined timeline for completion, and we can provide no assurance that any such measures or efforts will have a positive impact on our results of operations or financial condition, or our shareholders.

Our business could be negatively affected as a result of actions of activist stockholders, and such activism could impact the trading value of our securities and interfere with our ability to conclude a corporate transaction on favorable terms, if at all.

Stockholders may, from time to time, engage in proxy solicitations or advance stockholder proposals, or otherwise attempt to effect changes and assert influence on our board of directors and management. Activist campaigns that contest or conflict with our strategic direction or seek changes in the composition of our board of directors could have an adverse effect on our business and ability to conclude a potential corporate transaction on favorable terms, if at all. A proxy contest would require us to incur significant legal and advisory fees, proxy solicitation expenses and administrative and associated costs and require significant time and attention by our board of directors and management, diverting their attention from the pursuit of our business strategy. Any perceived uncertainties as to our future direction and control, our ability to execute on our strategy, or changes to the composition of our board of directors or senior management team arising from a proxy contest could lead to the perception of a change in the direction of our business or instability which could adversely affect our business and ability to conclude a potential corporate transaction on favorable terms, if at all. If individuals are ultimately elected to our board of directors with a specific agenda, it may adversely affect our ability to effectively implement our business strategy and create additional value for our stockholders. We may choose to initiate, or may become subject to, litigation as a result of the proxy contest or matters arising from the proxy contest, which would serve as a further distraction to our board of directors and management and would require us to incur significant additional costs. In addition, actions such as those described above could cause significant fluctuations in our stock price based upon temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)
Recent Sales of Unregistered Securities

None.

(b)
Use of Proceeds

None.

(c)
Issuer Repurchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(c) Insider Adoption or Termination of Trading Arrangements

No director or officer adopted or terminated a trading arrangement for the purchase of Company securities for the quarterly period ended March 31, 2025 that is either (1) a contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), or a “Rule 10b5-1 trading arrangement”, or (2) a “non-Rule” 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits.

		Incorporated by Reference			Filed
Exhibit Number	Description	Form	Date	Number	Herewith
3.1	Amended and Restated Certificate of Incorporation, as amended, currently in effect.	8-K	11/14/2023	3.1
3.2	Bylaws, as amended, currently in effect.	8-K	11/14/2023	3.2
4.2	Form of Common Stock Certificate.	S-1/A	11/6/2023	4.2
4.3	Amended and Restated Investors’ Rights Agreement, dated February 9, 2023, by and among the Registrant and the investors listed therein.	S-1/A	11/6/2023	4.3
4.4	Form of Securities Purchase Agreement, dated May 28, 2024, by and among the Company and the Purchasers	8-K	5/28/2024	10.1
31.1+	Certification Pursuant to Rule 13a-14(a)/15(d)-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1+

Certification Pursuant to Rule 13a-14(B) of the Securities Exchange Act of 1934, As Amended and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350), As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

----------------------------------------------

+ This certification accompanies the Quarterly Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

# Indicates management contract or compensatory plan.

† Certain portions of this document constitute confidential information have been redacted in accordance with Regulation S-K, Item 601(b)(10).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARGO Therapeutics, Inc.

Date: May 8, 2025	By:	/s/ Anup Radhakrishnan
Anup Radhakrishnan
Interim Chief Executive Officer, Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)