Form 10-Q
period 2025-06-30
CARGO Therapeutics, Inc.
filed 2025-08-06
CIK 1966494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 1, 2025, the registrant had 48,364,311 shares of common stock, $0.001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward‑looking statements involve substantial risks, uncertainties and assumptions. All statements in this Quarterly Report on Form 10-Q, other than statements of historical fact, including, without limitation, statements regarding our strategy, future operations, future operating expenses, future financial position, future revenue, projected costs, prospects, plans, intentions, expectations, goals and objectives may be forward‑looking statements. The words “aim,” “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “should,” “would” or “will,” and similar expressions (including the negatives thereof) are intended to identify forward‑looking statements, although not all forward‑looking statements contain these identifying words. The forward-looking statements in this report include, but are not limited to, statements about:

•
our ability to successfully consummate the transaction contemplated pursuant to the Merger Agreement (as defined in the Note 1 to the condensed financial statements) or, if we are not successful in consummating such transaction, our ability to successfully identify and implement any other strategic alternative;
•
our ability to avoid or mitigate operational and/or financial risks associated with the successful completion of a strategic alternative;
•
the possibility that our board of directors may decide to pursue a dissolution and liquidation, if a strategic transaction is not consummated, and the amount of cash available for distribution to our stockholders in such event;
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

We have based these forward-looking statements largely on our current expectations, estimates, forecasts and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. In light of the significant uncertainties in these forward-looking statements, you should not rely upon forward-looking statements as predictions of future events. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur at all. You should refer to the section titled “Risk factors” for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. Except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all

i

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

ii

iii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CARGO THERAPEUTICS, INC.

Condensed Balance Sheets

(in thousands, except share and per share data)

	June 30, 2025	December 31, 2024
	(Unaudited)	(Note 2)
Assets
Current assets:
Cash and cash equivalents	$107,746	$64,380
Short-term marketable securities	144,821	275,324
Assets held for sale	479	—
Restricted cash	567	—
Prepaid expenses and other current assets	4,992	5,308
Total current assets	258,605	345,012
Long-term marketable securities	—	28,388
Operating lease right-of-use assets	—	23,481
Restricted cash	—	567
Property and equipment, net	—	11,295
Other non-current assets	—	5,311
Total assets	$258,605	$414,054

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,668	$2,441
Accrued clinical and research and development expenses	277	12,521
Accrued expenses and other current liabilities	739	9,437
Accrued restructuring costs	10,646	—
Operating lease liabilities, current	578	628
Total current liabilities	20,908	25,027
Operating lease liabilities, non-current	—	28,798
Total liabilities	20,908	53,825

Stockholders’ equity:
Common stock	46	46
Additional paid-in capital	684,743	672,540
Accumulated other comprehensive income	(9)	291
Accumulated deficit	(447,083)	(312,648)
Total stockholders’ equity	237,697	360,229
Total liabilities and stockholders’ equity	$258,605	$414,054

The accompanying notes are an integral part of these unaudited condensed financial statements.

CARGO THERAPEUTICS, INC.

Condensed Statements of Operations and Comprehensive Loss

(unaudited, in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$7,509	$37,458	$38,146	$67,961
General and administrative	8,292	11,860	19,800	22,163
Restructuring, impairment, and costs of suspended programs	37,098	—	83,378	—
Total operating expenses	52,899	49,318	141,324	90,124
Loss from operations	(52,899)	(49,318)	(141,324)	(90,124)
Interest income	3,269	4,987	7,207	9,992
Other expense, net	(307)	(17)	(318)	(27)
Net loss	$(49,937)	$(44,348)	$(134,435)	$(80,159)
Other comprehensive loss:
Unrealized loss on marketable securities	(105)	(44)	(300)	(323)
Comprehensive loss	$(50,042)	$(44,392)	$(134,735)	$(80,482)
Net loss per share attributable to common stockholders, basic and diluted	$(1.04)	$(1.02)	$(2.80)	$(1.90)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	48,133,609	43,344,345	47,993,622	42,170,123

The accompanying notes are an integral part of these unaudited condensed financial statements.

CARGO THERAPEUTICS, INC.

Condensed Statements of Stockholders’ Equity

(unaudited, in thousands, except share data)

				Accumulated
	Common Stock		Additional Paid-In	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2024	46,042,504	$46	$672,540	$291	$(312,648)	$360,229
Exercise of stock options	12,447	—	38	—	—	38
Vesting of restricted stock awards	—	—	7	—	—	7
Stock-based compensation	—	—	6,876	—	—	6,876
Net loss	—	—	—	—	(84,498)	(84,498)
Other comprehensive loss	—	—	—	(195)	—	(195)
Balances at March 31, 2025	46,054,951	46	679,461	96	(397,146)	282,457
Exercise of stock options	5,031	—	5	—	—	5
Vesting of restricted stock units	438,914	—	—	—	—	—
Vesting of restricted stock awards	—	—	19	—	—	19
Stock-based compensation	—	—	5,258	—	—	5,258
Net loss	—	—	—	—	(49,937)	(49,937)
Other comprehensive loss	—	—	—	(105)	—	(105)
Balances at June 30, 2025	46,498,896	$46	$684,743	$(9)	$(447,083)	$237,697

				Accumulated
	Common Stock		Additional Paid-In	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balances at December 31, 2023	41,205,551	$41	$550,491	$—	$(145,146)	$405,386
Exchange of common stock for pre-funded warrants	(1,842,499)	(2)	(23)	—	—	(25)
Exercise of stock options	5,595	—	26	—	—	26
Vesting of restricted stock awards	—	—	11	—	—	11
Stock-based compensation	—	—	3,904	—	—	3,904
Net loss	—	—	—	—	(35,811)	(35,811)
Other comprehensive loss	—	—	—	(279)	—	(279)
Balances at March 31, 2024	39,368,647	39	554,409	(279)	(180,957)	373,212
Issuance of common stock in private placement, net of issuance costs of $7,119	6,471,000	7	102,881	—	—	102,888
Exercise of stock options	22,744	—	80	—	—	80
Vesting of restricted stock awards	—	—	11	—	—	11
Stock-based compensation	—	—	4,302	—	—	4,302
Net loss	—	—	—	—	(44,348)	(44,348)
Other comprehensive loss	—	—	—	(44)	—	(44)
Balances at June 30, 2024	45,862,391	$46	$661,683	$(323)	$(225,305)	$436,101

The accompanying notes are an integral part of these unaudited condensed financial statements.

CARGO THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(unaudited, in thousands)

	Six months ended June 30,
	2025	2024
OPERATING ACTIVITIES
Net loss	$(134,435)	$(80,159)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	12,134	8,206
Amortization of operating lease right-of-use assets	1,080	2,762
Depreciation	712	1,165
Impairment of long-lived assets	10,197	—
Acquired in-process research and development	665	150
Accretion on investments in marketable securities	(1,478)	(3,636)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	316	(973)
Other non-current assets	5,311	13
Accounts payable	6,533	2,323
Accrued clinical and research and development expenses	(11,721)	6,130
Accrued expenses and other current liabilities	(8,590)	(1,132)
Accrued restructuring costs	10,646	—
Operating lease liabilities	(6,447)	(79)
Net cash used in operating activities	(115,077)	(65,230)
INVESTING ACTIVITIES
Purchases of marketable securities	(81,687)	(360,382)
Proceeds from sales and maturities of marketable securities	241,756	73,799
Purchase of property and equipment	(481)	(2,752)
Purchase of in-process research and development	(1,188)	(830)
Net cash provided by (used in) investing activities	158,400	(290,165)
FINANCING ACTIVITIES
Proceeds from issuance of common stock in private placement, net of issuance costs	—	103,269
Proceeds from exercise of stock options	43	106
Payment of deferred initial public offering costs	—	(105)
Payment of transaction costs for exchange of common stock for warrants	—	(25)
Net cash provided by financing activities	43	103,245
Net increase (decrease) in cash, cash equivalents and restricted cash	43,366	(252,150)
Cash, cash equivalents, and restricted cash at beginning of period	64,947	406,299
Cash, cash equivalents, and restricted cash at end of period	$108,313	$154,149
COMPONENTS OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
Cash and cash equivalents	$107,746	$153,582
Restricted cash	567	567
Total cash, cash equivalents, and restricted cash	$108,313	$154,149

CARGO THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(unaudited, in thousands)

	Six months ended June 30,
	2025	2024
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES
Exchange of common stock for pre-funded warrants	$—	$37,600
Purchase of property and equipment in accounts payable and accrued expenses and other current liabilities	$—	$754
In-process research and development costs in accounts payable and accrued clinical and research and development expenses	$—	$493
Deferred issuance costs related to the private placement, included in accounts payable, accrued expenses and other current liabilities	$—	$381

The accompanying notes are an integral part of these unaudited condensed financial statements.

CARGO THERAPEUTICS, INC.

Notes to Unaudited Condensed Financial Statements

1. Organization

Description of the business

CARGO Therapeutics, Inc. (the “Company”) was incorporated in the state of Delaware in December 2019 as Syncopation Life Sciences, Inc. and changed its name to CARGO Therapeutics, Inc. in September 2022. The Company is a biotechnology company historically focused on designing, engineering and developing next generation, potentially curative cell therapies for cancer patients.

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

In connection with the 2025 Restructuring, the Company recorded a restructuring charge of $37.1 million and $83.4 million during the three and six months ended June 30, 2025, respectively. The restructuring charge includes: (i) severance and termination benefit expense for employees terminated with separation dates between April 2025 and November 2025, (ii) a charge related to the impairment of property and equipment, including research and development equipment, leasehold improvements, furniture and fixtures, computer equipment and software, and (iii) contract termination and other costs. Refer to Note 10 for additional information on the 2025 Restructuring.

Since its founding through the 2025 Restructuring, the Company has devoted substantially all of its resources to organizing and staffing the Company, business planning, raising capital, establishing licensing arrangements, building its proprietary platform technologies, discovering its product candidates, establishing its intellectual property portfolio, conducting research, preclinical studies, and clinical trials, establishing arrangements with third parties for the manufacture of its product candidates and related raw materials, and providing general and administrative support for these operations.

The Agreement and Plan of Merger

On July 7, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Concentra Biosciences, LLC, a Delaware limited liability company (“Concentra”), and Concentra Merger Sub III, Inc., a Delaware corporation and a wholly owned subsidiary of Concentra (“Merger Sub”). The Merger Agreement provides for, among other things: (i) the acquisition of all of the Company’s outstanding shares of common stock by Concentra through a cash tender offer (the “Offer”) by Merger Sub, for a price per share of the common stock of (A) $4.379 in cash (the “Cash Amount”), subject to applicable tax withholding and without interest; plus (B) one contingent value right (“CVR”, and collectively with the Cash Amount, the “Offer Price”) and (ii) the merger of Merger Sub with and into the Company (the “Merger”) with the Company surviving the Merger.

Refer to Note 12—Subsequent Events for additional details.

Liquidity

Since inception, the Company has incurred significant operating losses and negative cash flows, and it expects that it will continue to incur costs and expenditures in connection with its streamlined operations. As of and for the

CARGO THERAPEUTICS, INC.

Notes to Unaudited Condensed Financial Statements

six months ended June 30, 2025, the Company had an accumulated deficit of $447.1 million, cash and cash equivalents and marketable securities of $252.6 million and negative cash flows from operations of $115.1 million. The Company believes its existing cash and cash equivalents and marketable securities will be sufficient to support operations for at least 12 months from the issuance of these unaudited condensed financial statements.

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

Unaudited interim condensed financial statements

The condensed balance sheet as of June 30, 2025 and the condensed statements of operations and comprehensive loss, and condensed statements of stockholders’ equity for the three and six months ended June 30, 2025, and 2024 and condensed statements of cash flows for the six months ended June 30, 2025, and 2024 are unaudited. These unaudited condensed financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for the fair statement of the Company’s financial position, results of operations and cash flows for the interim periods presented. The condensed results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the full year or for any other future annual or interim period. The condensed balance sheet as of December 31, 2024 included herein was derived from the audited financial statements as of that date. These condensed financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 12, 2025.

CARGO THERAPEUTICS, INC.

Notes to Unaudited Condensed Financial Statements

Restructuring, Impairment and Costs of Suspended Programs

The Company recognizes restructuring charges related to the 2025 Restructuring when liabilities have been incurred. In connection with these activities, the Company records restructuring charges at fair value for:

•
severance and benefit expense in full for employees who had no requirements for future service when the 2025 Restructuring was approved,
•
severance and benefit expense ratably over the service period for employees who are required to render services to receive their severance and benefits,
•
impairment of long-lived assets classified as “held and used” when the carrying value of the asset group is not deemed to be recoverable, impairment of long-lived assets classified as “held for sale” when the carrying value of the asset group exceeds the fair value less cost to sell, and
•
contract termination costs when the contract is cancelled in accordance with its terms.

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

The following table presents the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy as of June 30, 2025:

	Valuation	Amortized	Unrealized	Unrealized	Fair
	Hierarchy	Cost	Gains	Losses	Value
		(in thousands)
Assets:
Cash equivalents:
Money market funds	Level 1	$106,801	$—	$—	$106,801
Total		$106,801	$—	$—	$106,801

Short-term marketable securities:
U.S. government and agencies securities	Level 2	$6,499	$—	$(5)	$6,494
U.S. Treasury securities	Level 2	138,331	16	(20)	138,327
Total		$144,830	$16	$(25)	$144,821

Total assets		$251,631	$16	$(25)	$251,622

CARGO THERAPEUTICS, INC.

Notes to Unaudited Condensed Financial Statements

The Company’s marketable securities as of June 30, 2025 mature within one year.

The following table presents the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy as of December 31, 2024:

	Valuation	Amortized	Unrealized	Unrealized	Fair
	Hierarchy	Cost	Gains	Losses	Value
		(in thousands)
Assets:
Cash equivalents:
Money market funds	Level 1	$63,354	$1	$—	$63,355
Total		$63,354	$1	$—	$63,355

Short-term marketable securities:
U.S. government and agencies securities	Level 2	$102,094	$138	$(8)	$102,224
U.S. Treasury securities	Level 2	172,906	199	(5)	173,100
Total		$275,000	$337	$(13)	$275,324

Long-term marketable securities:
U.S. Treasury securities	Level 2	$28,422	$7	$(41)	$28,388
Total		$28,422	$7	$(41)	$28,388

Total assets		$366,776	$345	$(54)	$367,067

The valuation techniques used to measure the fair values of the Company’s Level 2 financial instruments, which generally have counterparties with high credit ratings, are based on quoted market prices when available. If quoted market prices are not available, the fair value for the security is estimated under the market or income approach using pricing models with market observable inputs.

As of June 30, 2025, the Company does not hold any marketable securities that have been in a continuous unrealized loss position for over 12 months. For short-term marketable securities with an unrealized loss as of June 30, 2025, the unrealized losses were not due to credit-related factors, the Company does not intend to sell these short-term investments, and it is more likely than not that the Company will hold these short-term investments until maturity or a recovery of the cost basis. Therefore, the Company did not recognize an allowance for credit-related losses or an other-than-temporary impairment charge for any of its investments during the three and six months ended June 30, 2025, and 2024. Realized gains (losses) were not material during the three and six months ended June 30, 2025, and 2024.

4. Balance Sheet Components

Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following:

	June 30, 2025	December 31, 2024
	(in thousands)
Prepaid research and development	$1,335	$1,079
Interest receivable	710	1,363
Other receivables	92	672
Other prepaid expenses	2,855	2,194
Total prepaid expenses and other current assets	$4,992	$5,308

CARGO THERAPEUTICS, INC.

Notes to Unaudited Condensed Financial Statements

Property and equipment, net

Property and equipment, net consisted of the following:

December 31, 2024
(in thousands)
Leasehold improvements	$871
Computer equipment	680
Furniture and fixtures	120
Laboratory equipment	13,832
Construction in progress	86
Property and equipment at cost	15,589
Less: accumulated depreciation	(4,294)
Property and equipment, net	$11,295

Depreciation expense for the three months ended June 30, 2025, and 2024 was $40,000 and $0.6 million, respectively. Depreciation expense for the six months ended June 30, 2025, and 2024 was $0.7 million and $1.2 million, respectively.

Pursuant to the amendment to transfer of its lease in San Carlos to the tenant executed in June 2025 (see Note 5), the Company agreed to assign certain items of property and equipment located within the leased premises in San Carlos to the new tenant free of charge. As a result, the Company concluded its remaining property and equipment met the definition of “held for sale” as of June 30, 2025 and impaired the carrying amount of the assets to their fair value of zero except for $0.5 million of assets expected to be sold to a third party in the third quarter of 2025. The Company recorded an impairment charge of $2.2 million and $10.2 million in restructuring, impairment and costs of suspended programs in the condensed statement of operations during the three and six months ended June 30, 2025, respectively. No such impairment charge was recorded during the three and six months ended June 30, 2024.

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30, 2025	December 31, 2024
	(in thousands)
Accrued compensation and related expenses	$25	$7,894
Accrued purchases of property and equipment	—	82
Accrued deferred offering costs	—	82
Other	714	1,379
Total accrued expenses and other current liabilities	$739	$9,437

5. Leases

In December 2023, the Company entered into a 7-year lease for 99,557 square feet of lab and office space in San Carlos, California. The agreement provides for two options to renew for three years each, which the Company is not reasonably certain to exercise. The Company is required to maintain a letter of credit for $0.6 million which has been classified as restricted cash on the unaudited condensed balance sheets.

In July 2024, the Company entered into an agreement with a third party to sublease approximately 38,200 square feet of the Company’s lab and office space in San Carlos, California. The sublease term ends on June 30, 2026 with the third party having the option to extend the term for 12 months, unless sooner terminated or cancelled in accordance with the terms and conditions of the sublease or the Company intends to reoccupy the space. The sublease did not relieve the Company of its obligations under the primary lease, and therefore the Company did not adjust the right-of-use asset and the operating lease liability.

CARGO THERAPEUTICS, INC.

Notes to Unaudited Condensed Financial Statements

In June 2025, the Company entered into an agreement with the landlord of the San Carlos leased premises (“Landlord”) and a third party (“Assignee”) to assign its lease in San Carlos and related sublease to the Assignee. Upon execution of the assignment, the Company paid a termination penalty of $35.8 million to the Landlord. Effective on the latest of the following dates: (1) the date the Landlord delivers a signed consent to assign the lease, (2) the date the leased premises are delivered to the Assignee, or (3) September 1, 2025, the Company will be relieved of its obligations under the lease, and the Assignee will assume all of the rights and obligations under the lease and related sublease. Additionally, the Company has agreed to assign certain items of property and equipment located within the leased premises in San Carlos to the Assignee free of charge. The Company accounted for this amendment as a lease modification and reduced the operating lease liability by $29.2 million, and reduced the carrying amount of the right-of-use asset by $22.4 million to zero. The Company recognized the excess reduction of the lease liability of $6.8 million as an offset to the termination-related expenses of $39.0 million, recognizing a net expense of $32.2 million related to the modification in restructuring, impairment and costs of suspended programs in the condensed statement of operations during the three and six months ended June 30, 2025. The termination-related expenses consisted of a $35.8 million of termination penalty, $2.6 million of broker fees and $0.6 million of non-reimbursable one-time payment represented by the security deposit paid to the Landlord on behalf of the Assignee.

The Company previously leased 31,117 square feet of lab and office space in San Mateo, California which expired in November 2024.

The future lease payments associated with the Company’s operating lease liabilities as of June 30, 2025 were as follows:

Amount
(in thousands)
Total undiscounted lease payments through September 1, 2025	$584
Less: imputed interest	(6)
Total operating lease liabilities	$578

The future cash receipts associated with the Company’s sublease as of June 30, 2025 through the assignment date of September 1, 2025 are $0.4 million.

A summary of total lease costs and other information for the periods relating to the Company’s operating leases was as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in thousands)
Operating lease cost	$1,567	$2,418	$3,134	$4,667
Variable lease cost	678	1,451	1,578	1,678
Termination-related costs, net	32,242	—	32,242	—
Sublease income	(568)	—	(1,136)	—
Total lease cost	$33,919	$3,869	$35,818	$6,345

	June 30, 2025	December 31, 2024
	(in thousands)
Other information:
Weighted-average remaining lease term (in years)	0.2	6.3
Weighted-average discount rate	12.7%	13.7%

CARGO THERAPEUTICS, INC.

Notes to Unaudited Condensed Financial Statements

Supplemental cash flow and non-cash information related to the Company’s operating leases were as follows:

	Six months ended June 30,
	2025	2024
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$1,753	$1,985
Cash paid for lease modifications recognized in restructuring, impairment and costs of suspended programs	$36,367	$—
Decrease in lease liabilities from lease modifications	$29,155	$324

6. Common stock

Common stock issued and outstanding on the unaudited condensed balance sheets and statements of stockholders’ equity includes shares related to restricted stock that are subject to repurchase and therefore are excluded from the reserved common stock in the table below.

The Company’s reserved common stock, on an as-converted basis for issuance was as follows:

	June 30, 2025	December 31, 2024
Common stock options issued and outstanding under the Plan	3,766,330	6,029,631
Common stock issuable upon exercise of pre-funded warrants	1,842,499	1,842,499
Remaining shares available for issuance under the Plan	6,720,532	3,422,507
Remaining shares available for issuance under the employee stock purchase plan	798,780	798,780
Outstanding restricted stock units	285,475	14,000
Total reserved common stock	13,413,616	12,107,417

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

CARGO THERAPEUTICS, INC.

Notes to Unaudited Condensed Financial Statements

At-the-Market Equity Offering Program

In December 2024, the Company entered into a sales agreement, or the Sales Agreement, with TD Securities (USA) LLC (“TD Cowen”), to sell its shares of common stock having an aggregate offering price of up to $200.0 million from time to time through an “at-the-market” equity offering program under which TD Cowen acts as the Company’s agent. No shares of the Company’s common stock were issued and sold under the Sales Agreement through June 30, 2025. As of June 30, 2025, the Company had $200.0 million of capacity available to it under its “at-the-market” equity offering program. Additionally, pursuant to the Merger Agreement, the Company has agreed to certain customary restrictions on its ability to issue, grant, deliver, sell, authorize, pledge or otherwise encumber any shares of its capital stock or other securities, subject to certain exceptions set forth in the Merger Agreement which do not permit any sales pursuant to the Sales Agreement. As part of the wind-down of the Company’s operations, the Company terminated the Sales Agreement in August 2025.

7. Stock-Based Compensation

2023 Incentive Award Plan

In November 2023, the Board adopted the 2023 Incentive Award Plan (the “2023 Plan”). On January 1, 2025, the shares of common stock authorized for issuance under the 2023 Plan increased by 2,302,126 shares and as of June 30, 2025, a total of 6,720,532 shares of common stock were available for future issuance under the 2023 Plan.

Stock options

Stock option activity for the six months ended June 30, 2025 was as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	6,029,631	$14.58	8.83	$22,452
Granted	175,000	4.35
Exercised	(17,478)	2.49
Cancelled and forfeited	(2,420,823)	16.06
Outstanding at June 30, 2025	3,766,330	$13.21	4.57	$135
Vested and expected to vest, June 30, 2025	3,766,330	$13.21	4.57	$135
Exercisable at June 30, 2025	2,653,982	$13.09	2.83	$98

Aggregate intrinsic value in the above table is calculated as the difference between the exercise price of the options and the estimated fair value of the Company’s common stock as of June 30, 2025 and December 31, 2024.

The estimated weighted-average grant-date fair value of options granted during the six months ended June 30, 2025, and 2024 was $3.25 and $18.73 per share, respectively. The aggregate intrinsic value of options exercised during the three months ended June 30, 2025, and 2024 was $17,000 and $0.4 million, respectively, and during the six months ended June 30, 2025, and 2024 was $0.1 million and $0.5 million, respectively.

CARGO THERAPEUTICS, INC.

Notes to Unaudited Condensed Financial Statements

Restricted stock awards

The following table summarizes the Company’s restricted stock awards activity.

	Number of Awards	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2024	46,562	$0.67
Vested	(26,260)	0.67
Unvested as of June 30, 2025	20,302	$0.67

The purchase price of the restricted stock awards is the fair value of common stock as determined by the Board.

The Company recorded less than $0.1 million as a share repurchase liability for restricted stock awards in accrued expenses and other current liabilities on the unaudited condensed balance sheets as of June 30, 2025 and December 31, 2024.

Restricted stock units

The following table summarizes the Company’s restricted stock units activity.

	Number of Awards	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2024	14,000	$18.27
Granted	1,249,924	4.18
Vested	(438,914)	4.11
Cancelled or forfeited	(539,535)	4.21
Unvested as of June 30, 2025	285,475	$4.90

Stock‑based compensation expense

Total stock-based compensation expense recorded in the unaudited condensed statements of operations and comprehensive loss was as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in thousands)
General and administrative	$3,559	$2,601	$8,290	$4,841
Research and development	1,699	1,701	3,844	3,365
Total stock-based compensation expense	$5,258	$4,302	$12,134	$8,206

The estimated grant-date fair value of awards granted was calculated based on the following assumptions:

	Six months ended June 30,
	2025	2024
Expected term (in years)	5.5	5.5 - 6.1
Expected volatility	91.8%	85.7% - 104.1%
Expected dividend	—	—
Risk-free interest rate	4.0%	4.2% - 4.7%

There were no stock options granted during the three and six months ended June 30, 2025.

CARGO THERAPEUTICS, INC.

Notes to Unaudited Condensed Financial Statements

As of June 30, 2025, the Company had $3.4 million of unrecognized stock-based compensation, which is net of any stock-based compensation for awards that will be forfeited as a result of the 2025 Restructuring. This unrecognized stock-based compensation is expected to be recognized through November 2025 or the closing of the Merger, if earlier.

Employee Stock Purchase Plan

On November 14, 2023, the Board adopted the 2023 Employee Stock Purchase Plan (the “ESPP”) which became effective immediately. As of June 30, 2025, there were 798,780 shares available for future issuance under the ESPP. There were no shares issued under the ESPP during the three and six months ended June 30, 2025, and 2024.

Accelerated Vesting of Equity Awards held by Certain Executives

In the six months ended June 30, 2025, in connection with the planned terminations of certain executives in April 2025, May 2025, July 2025 and November 2025, and in accordance with the terms of their respective employment agreements and the original terms of the awards, the vesting of 384,591 options, 84,273 restricted stock units and 11,818 restricted stock awards was accelerated. The impact of the acceleration of vesting on the stock-based compensation expense for the three and six months ended June 30, 2025 was $1.5 million and $3.4 million, respectively. The Company expects to recognize the remaining $0.4 million of the stock-based compensation expense related to the accelerated vesting in the period from July 2025 through November 2025.

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

No research and development expense pursuant to the Stanford License was recorded during both the three and six months ended June 30, 2025, and 2024.

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

In June 2025, the Company terminated the Oxford Agreement and was released of all obligations thereunder. The Company recorded research and development expense of $0.5 million related to the achievement of certain development milestones during the three and six months ended June 30, 2025. No research and development expense was recorded during the three and six months ended June 30, 2024.

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

The Company recorded research and development expense related to the license of less than $0.1 million and $0.1 million during the six months ended June 30, 2025, and 2024, respectively. No research and development expense related to the license was recorded during the three months ended June 30, 2025, and 2024.

In June 2025, the Company and the NCI reached an agreement about the amounts payable under the 2022 NCI License, including $0.2 million to be paid in connection with the achievement of the change in control milestone. Upon NCI's receipt of the agreed upon amounts, the 2022 NCI License was terminated. The Company paid $0.2 million as of June 30, 2025 and has no future obligations under the 2022 NCI License.

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

As consideration for the licenses granted under the 2023 NCI License, the Company agreed to pay the NCI a non-refundable license fee of $0.3 million in three installments whereby the first installment was payable within 60 days of the execution of the agreement and the remaining two payments are due on the first and second anniversaries of the effective date of the agreement. Additionally, the Company agreed to reimburse the NCI for $0.1 million in expenses incurred by the NCI prior to January 1, 2022, related to the preparation, filing, prosecution, and maintenance of all patent applications and patents included in the license under the 2023 NCI License. The Company determined that the purchase of the license under the 2023 NCI License represented an asset acquisition as it did not meet the definition of a business. As the acquired license represented IPR&D assets with no alternative future use, upon entering the 2023 NCI License in February 2023, the Company recorded the initial consideration of $0.4 million under the 2023 NCI License, consisting of the non-refundable upfront fees, as research and development expense. The Company accrued these amounts of which $0.1 million was recorded as accrued clinical and research and development expenses on the balance sheet as of December 31, 2024, and was paid in full as of June 30, 2025. The Company recorded research and development expense of less than $0.1 million during each of the six months ended June 30, 2025, and

CARGO THERAPEUTICS, INC.

Notes to Unaudited Condensed Financial Statements

2024. No research and development expense related to the license was recorded during the three months ended June 30, 2025, and 2024.

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

Unless earlier terminated, the 2023 NCI License would expire upon the expiration of the last to expire of the licensed patent rights. The NCI may terminate or modify the 2023 NCI License in the event of an uncured material breach, including, but not limited to, if the Company does not meet certain milestones by certain dates, or upon certain insolvency events that remain uncured following the date that is 90 days following written notice of such breach or insolvency event. The Company may terminate the license, or any portion thereof, at its sole discretion at any time upon 60 days written notice to the NCI.

In June 2025, the Company and the NCI reached an agreement (“Settlement Agreement”) about the amounts payable under the 2023 NCI License including $0.1 million to be paid under in connection with the achievement of the change in control milestone. Under the terms of the Settlement Agreement, the 2023 NCI License will terminate on the earlier of: (1) July 31, 2025 (subsequently amended to September 15, 2025 – see Note 12); (2) the voluntary termination of the 2023 NCI License by the Company; or (3) the date of the license transfer to the third party (“License Assignment”), subject to approval by the NCI. As of June 30, 2025, the Company has no future obligations under the 2023 NCI License besides unbilled patent expenses related to the 2023 NCI License incurred by the NCI from January 2025 through the termination of the 2023 NCI License or the License Assignment, which are expected to be immaterial. If the License Assignment occurs, the Company will be required to pay an assignment royalty fee of $0.1 million to the NCI and will be relieved from unbilled patent expenses related to the 2023 NCI License incurred in 2025.

9. Net Loss Per Share

A reconciliation of net loss attributable to common stockholders and the number of shares in the calculation of basic and diluted loss per share was as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in thousands, except share and per share amounts)
Numerator:
Net loss attributable to common stockholders	$(49,937)	$(44,348)	$(134,435)	$(80,159)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	48,133,609	43,344,345	47,993,622	42,170,123
Net loss per share attributable to common stockholders, basic and diluted	$(1.04)	$(1.02)	$(2.80)	$(1.90)

CARGO THERAPEUTICS, INC.

Notes to Unaudited Condensed Financial Statements

The following potentially dilutive shares were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive (on an as-converted basis):

	June 30,
	2025	2024
Outstanding stock options	3,766,330	5,973,422
Restricted stock awards subject to repurchase	20,302	128,698
Outstanding restricted stock units	285,475	—
Total	4,072,107	6,102,120

10. Restructuring, Impairment and Costs of Suspended Programs

In connection with the 2025 Restructuring, the Company reported the following costs in restructuring, impairment and costs of suspended programs:

	Three months ended June 30, 2025	Six months ended June 30, 2025
	(in thousands)
Severance and benefit expense	$66	$16,618
Impairment of long-lived assets	2,163	10,197
Contract termination and other restructuring costs	34,869	56,563
Total restructuring, impairment, and costs of suspended programs	$37,098	$83,378

Severance and Benefit Expense

Employees affected by the reduction in force under the 2025 Restructuring are entitled to receive severance payments and certain Company funded benefits. The restructuring charges are recorded at fair value.

With respect to the reduction in force announced in January 2025, the Company recognized severance and benefit expense in full for employees who had no requirements for future service when the reduction in force was approved by the Board. The Company recognized severance and benefit expense for employees who were required to render services to receive their severance and benefits ratably over the service period. The service period began on the communication date in January 2025 and was completed for most employees by April 1, 2025. The Company recognized $4.0 million in total severance and benefit expense during six months ended June 30, 2025, which was paid in April 2025. No severance and benefit expense for the reduction in force announced in January 2025 was recognized in the three months ended June 30, 2025.

With respect to the reduction in force announced in March 2025, the Company recognized $66,000 and $12.6 million in severance and benefit expense during the three and six months ended June 30, 2025, of which $4.9 million was accrued in accrued restructuring costs on the condensed balance sheet as of June 30, 2025. The Company recognizes severance and benefits ratably over the service period for remaining employees who are required to render services beyond the minimum retention period to receive their severance and benefits. For the remaining employees, the severance and benefit expense was recognized as of the communication date. The service period began on the communication date in March 2025 and is expected to be completed for all employees by November 2025. In the second half of 2025, the Company expects to recognize an additional $0.9 million for severance and benefit expense for the reduction in force announced in March 2025.

CARGO THERAPEUTICS, INC.

Notes to Unaudited Condensed Financial Statements

Impairment of Long-Lived Assets

During the six months ended June 30, 2025, the Company’s decision in January 2025 to suspend the development of various programs was a triggering event that indicated the carrying value of long-lived assets, including its property and equipment, may not be recoverable. As part of its impairment analysis, the Company first assessed which long-lived assets have identifiable cash flows that are largely independent of the cash flows of other groups of assets and concluded that each class of long-lived assets represents an individual asset group, with the exception of leasehold improvements and furniture and fixtures which were determined to be in one asset group with the right-of-use asset for the Company's facility operating lease.

The Company concluded that all of its long-lived assets met the definition of “held for sale” as of June 30, 2025, and impaired the carrying amount to their fair value of zero, with the exception of $0.5 million of assets that it expects to sell in the third quarter (see Note 4). As a result of this analysis, the Company recorded an impairment charge for its remaining long-lived assets of $2.2 million and $10.2 million, in restructuring, impairment and costs of suspended programs in the condensed statement of operations for the three and six months ended June 30, 2025.

Contract Termination and Other Costs

Certain of the Company’s contracts primarily with contract development and manufacturing organizations include penalties for early termination of the contract. The Company also paid a penalty of $35.8 million in connection with the termination and assignment of the San Carlos lease (see Note 5). In connection with the 2025 Restructuring, the Company recorded $34.9 million and $56.6 million in contract termination and other restructuring costs during the three and six months ended June 30, 2025. Of these costs, $50.9 million was paid as of June 30, 2025, and $4.7 million was recorded as a liability as of June 30, 2025 in accrued restructuring costs on the condensed balance sheet. The Company will remeasure the liability to fair value as management’s estimates change until settlement.

As of the issuance date of these condensed financial statements, there is uncertainty regarding the timing of completion of all exit and disposal activities in connection with the 2025 Restructuring. The Company’s management targets to complete the activities by the end of 2025.

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

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
			(in thousands)
Research and Development
Manufacturing and technical operations	$242	$17,084	$9,263	$30,795
Clinical	683	5,854	7,180	9,980
Preclinical	210	256	1,140	526
Employee-related costs	3,429	7,635	11,513	14,366
Facilities and other operating costs	1,239	4,420	4,613	7,937

General and Administrative
Consultants and other outside services	1,877	3,751	4,519	7,348
Employee-related costs	880	3,669	4,044	6,903
Facilities and other operating costs	1,943	1,735	2,828	2,898

Restructuring, impairment, and costs of suspended programs	37,098	—	83,378	—
Stock-based compensation expense	5,258	4,302	12,134	8,206
Depreciation expense	40	612	712	1,165
Total operating expense	52,899	49,318	141,324	90,124
Loss from operations	(52,899)	(49,318)	(141,324)	(90,124)
Interest income	3,269	4,987	7,207	9,992
Other expense, net	(307)	(17)	(318)	(27)
Net loss	$(49,937)	$(44,348)	$(134,435)	$(80,159)

CARGO THERAPEUTICS, INC.

Notes to Unaudited Condensed Financial Statements

12. Subsequent Events

The Agreement and Plan of Merger

On July 7, 2025, the Company entered into the Merger Agreement with Concentra and Merger Sub. The Merger Agreement provides for, among other things: (i) the acquisition of all of the Company’s outstanding shares of common stock by Concentra through the Offer by Merger Sub, for the Offer Price and (ii) after the completion of the Offer, the satisfaction or waiver of certain conditions set forth in the Merger Agreement and in accordance with the Delaware General Corporation Law, the merger with the Company surviving the Merger, without a meeting or vote of the Company’s stockholders.

There can be no assurance that the Merger will be completed as the closing of the Offer is subject to certain conditions, including the tender of the Company’s common stock representing at least a majority of the total number of outstanding shares (including any shares held by Concentra). The Merger Agreement contains customary termination rights for both Concentra and Merger Sub, on the one hand, and the Company, on the other hand, including, among others, for failure to consummate the Offer on or before November 4, 2025. If the Merger Agreement is terminated under certain circumstances specified in the Merger Agreement, including in connection with the Company’s entry into an agreement with respect to a Superior Company Proposal (as defined in the Merger Agreement), the Company will be required to pay Concentra a termination fee of $3.8 million. If Concentra terminates the Merger Agreement due to the Company having closing net cash of less than $217.5 million, the Company will be required to reimburse expenses incurred by Concentra up to a maximum amount of $0.5 million.

The Exercise of the Pre-Funded Warrants

In July 2025, the Company issued 1,842,499 shares of the Company’s common stock upon the exercise of pre-funded warrants held by the Exchanging Stockholders (see Note 6). The warrants were exercised at an exercise price of $0.001, and the Company received a nominal amount of proceeds upon exercise.

Updates to Income Taxes Legislation

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025, and others implemented through 2027. The Company is currently assessing its impact on its financial statements.

The Amendment to the Settlement Agreement with the NCI

In July 2025, the Company and the NCI executed an amendment to the Settlement Agreement. Under the amendment, all terms previously agreed upon per the Settlement Agreement remain in effect, except for the provision regarding the termination of the 2023 NCI License. As amended, the license will terminate on the earlier of: (1) September 15, 2025; (2) the voluntary termination of the 2023 NCI License by the Company; or (3) the date of the License Assignment, subject to approval by the NCI.

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

Overview

We are a biotechnology company historically focused on designing, engineering and developing next generation, potentially curative cell therapies for cancer patients. Our programs, platforms, and manufacturing strategy were designed to directly address the limitations of approved chimeric antigen receptor (CAR) T-cell therapies. A CAR is an engineered protein that is delivered into T cells, enabling recognition and destruction of cancer cells.

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

As a result of the reductions in our workforce and the suspension of various development efforts, we incurred $66,000 and $16.6 million of severance and benefit expense and $34.9 million and $56.6 million of contract termination and other costs and recorded an impairment charge of $2.2 million and $10.2 million on our long-lived assets in the three and six months ended June 30, 2025, respectively.

On July 7, 2025, we entered into a merger agreement (the Merger Agreement) with Concentra Biosciences, LLC and Concentra Merger Sub VII, Inc. (Merger Sub, and collectively with Concentra Biosciences, LLC, Concentra). The Merger Agreement provides for, among other things: (i) the acquisition of all of our outstanding shares of common stock by Concentra through a cash tender offer (the Offer) by Merger Sub, for a price per share of the common stock of (A) $4.379 in cash (the Cash Amount), subject to applicable tax withholding and without interest; plus (B) one contingent value right (CVR, and collectively with the Cash Amount, the Offer Price) and (ii) after the completion of the Offer, the satisfaction or waiver of certain conditions set forth in the Merger Agreement and in accordance with the Delaware General Corporation Law, the merger of Merger Sub with and into our company (the Merger) with us surviving the Merger, without a meeting or vote of our stockholders.

There can be no assurance that the Merger will be completed as the closing of the Offer is subject to certain conditions, including the tender of our common stock representing at least a majority of the total number of outstanding shares, including any shares held by Concentra. The Merger Agreement contains customary termination rights for both Concentra and Merger Sub, on the one hand, and us, on the other hand, including, among others, for failure to consummate the offer on or before November 4, 2025. If the Merger Agreement is terminated under certain circumstances specified in the Merger Agreement, including in connection with our entry into an agreement with respect to a superior company proposal (as defined in the Merger Agreement), we will be required to pay Concentra a termination fee of $3.8 million. If Concentra terminates the Merger Agreement due to us having closing net cash of less than $217.5 million, we will be required to reimburse expenses incurred by Concentra up to a maximum amount of $0.5 million.

We have incurred significant operating losses and negative cash flows since our inception. Since our founding, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, establishing licensing arrangements, building our proprietary platform technologies, discovering our product candidates, establishing our intellectual property portfolio, conducting research, preclinical studies, and clinical trials, establishing arrangements with third parties for the manufacture of our product candidates and related raw materials, and providing general and administrative support for these operations. We are currently managing streamlined operations during the pendency of the Merger.

Our net losses were $49.9 million and $44.3 million for the three months ended June 30, 2025, and 2024, and $134.4 million, respectively, and $80.2 million for the six months ended June 30, 2025, and 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $447.1 million and cash and cash equivalents and marketable securities of $252.6 million. If the Merger is not completed, management expects to incur additional losses in the future to fund our operations. Failure to manage discretionary spending or execute on a strategic alternative, may adversely impact our ability to achieve our intended business objectives. If we do not successfully consummate the Merger or other strategic transaction, our board of directors may decide to pursue a dissolution and liquidation.

We expect operating expenses to continue to decrease over the prior year due to the implementation of reductions in our workforce and suspension of various development efforts. In addition to general operating expenses and the costs associated with operating as a public company, we are incurring costs and expenditures related to the Merger. While we have entered into the Merger Agreement, there can be no assurance that the Merger will be completed within the expected timeframe or at all, as completion is subject to various closing conditions including the minimum tender condition and other requirements set forth in the merger agreement. There can be no assurance that we will be able to successfully consummate the Merger, or any other favorable transaction. Our general operations and efforts regarding the consummation of the Merger may be costly, time-consuming and complex, and we are incurring significant costs related to the Merger, such as legal, accounting and advisory fees and expenses and other related charges. A considerable portion of these costs will be incurred regardless of whether any the Merger is completed. Any such expenses will decrease the remaining cash available for use in our business or that could be used in future distributions to our stockholders in the event the Merger is not completed, and we pursue liquidation or dissolution. If the Merger is not completed, we may pursue alternative strategic transactions or dissolution and liquidation, which could have a variety of negative consequences and we may implement a course of action or consummate a transaction that yields unexpected results that adversely affect our business and decreases the remaining cash available for use in our business or the execution of our strategic plan. While we have entered into the Merger Agreement, there can be no assurances that the Merger will be completed, and if not completed, that any alternative transaction will be pursued, successfully consummated, lead to increased stockholder value or achieve the anticipated results. Any failure of such potential transaction to achieve the anticipated results could significantly impair our ability to enter into any future strategic transactions and may significantly diminish or delay any future distributions to our stockholders.

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
•
complete the Merger, or if the Merger is not completed, pursue alternative strategic transactions; and
•
make royalty, milestone or other payments under current license or collaboration agreements;

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

Due to the suspension of various development efforts related to our programs and the pendency of the Merger, we expect our research and development expenses to remain flat or decrease for the remainder of 2025.

General and administrative expenses

Our general and administrative expenses consist primarily of employee-related costs and expenses for outside services, including legal, human resources, audit, and accounting services, as well as facilities and other operating costs not included in research and development expenses. We expect that our general and administrative expenses will remain flat or decrease for the remainder of 2025 to support our operations pending the completion of the Merger, and will include costs expect to continue to incur additional costs associated with operating as a public company, including increased expenses related to legal, audit, accounting, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance costs, investor and public relations costs, and other administrative and professional services.

Restructuring, impairment and other costs of suspended programs

In connection with the reductions in our workforce and suspension of various development efforts, we incurred restructuring, impairment and costs of suspended programs, which include termination costs primarily related to arrangements with contract development and manufacturing organizations, severance and related benefit costs, and charges related to impairment of long-lived assets and write-offs for prepaid expenses and other current assets.

Interest income

Interest income includes interest income earned on our cash, cash equivalents, marketable securities, and restricted cash and non-cash interest income related to accretion of the discount on marketable securities.

Other expense, net

Other expense, net consists primarily of foreign currency gains and losses.

Results of operations

Comparison of the three months ended June 30, 2025, and 2024

Our results of operations for each of the periods indicated are summarized in the table below:

	Three months ended June 30,
	2025	2024	Change
	(in thousands)
Operating expenses:
Research and development	$7,509	$37,458	$(29,949)
General and administrative	8,292	11,860	(3,568)
Restructuring, impairment, and costs of suspended programs	37,098	—	37,098
Total operating expenses	52,899	49,318	3,581
Loss from operations	(52,899)	(49,318)	(3,581)
Interest income	3,269	4,987	(1,718)
Other expense, net	(307)	(17)	(290)
Net loss	$(49,937)	$(44,348)	$(5,589)

Research and development expenses

	Three months ended June 30,
	2025	2024	Change
	(in thousands)
Direct costs:
Manufacturing and technical operations	$242	$17,084	$(16,842)
Preclinical and clinical	765	5,312	(4,547)
Consultants and other outside services	128	798	(670)
Indirect costs:
Employee-related costs	5,135	9,336	(4,201)
Facilities and other operating costs	1,239	4,928	(3,689)
Total research and development expenses	$7,509	$37,458	$(29,949)

Research and development expenses were $7.5 million and $37.5 million for the three months ended June 30, 2025, and 2024, respectively. The $29.9 million decrease in research and development expenses during this period was primarily due to:

•
$16.8 million decrease in manufacturing and technical operations costs, $4.5 million decrease in preclinical and clinical costs, $3.7 million decrease in facilities and other operating costs and $0.7 million decrease in consulting and other outside services costs primarily due to wind-down firi-cel in January 2025 and the suspension of various other programs in March 2025; and
•
$4.2 million decrease in employee-related costs primarily related to the reduction in our workforce that occurred in the first half of 2025.

General and administrative expenses

	Three months ended June 30,
	2025	2024	Change
	(in thousands)
Employee-related costs	$4,432	$6,270	$(1,838)
Outside services	1,877	3,751	(1,874)
Facilities and other operating costs	1,983	1,839	144
Total general and administrative expenses	$8,292	$11,860	$(3,568)

General and administrative expenses were $8.3 million and $11.9 million for the three months ended June 30, 2025, and 2024, respectively. The $3.6 million decrease in general and administrative expenses during this period was primarily due to:

•
$1.9 million decrease in outside services costs primarily related to marketing, accounting and audit costs, and
•
$1.8 million decrease in employee-related costs primarily related to the reduction in our workforce that occurred in the first half of 2025, net of a $1.0 million increase in stock-based compensation expense for general and administrative employees.

The above decreases in general and administrative expenses were partially offset by $0.1 million increase in facilities and other operating costs.

Restructuring, impairment, and costs of suspended programs

Restructuring, impairment, and costs of suspended programs were $37.1 million in the three months ended June 30, 2025 and consisted of:

•
$34.9 million in termination and other costs related to the termination of the San Carlos lease, legal fees and other costs incurred due to the restructuring;
•
$2.2 million in impairment of long-lived assets; and
•
$66,000 in severance and related benefit costs.

Interest income

Interest income was $3.3 million and $5.0 million in the three months ended June 30, 2025, and 2024, respectively. The $1.7 million decrease was primarily attributed due to lower average marketable securities balances during the three months ended June 30, 2025 compared to the three months ended June 30, 2024.

Other expense, net

Other expense, net was $0.3 million and $17,000 in the three months ended June 30, 2025, and 2024, respectively. The increase of $0.3 million is primarily due to foreign currency losses.

Comparison of the six months ended June 30, 2025, and 2024

Our results of operations for each of the periods indicated are summarized in the table below:

	Six months ended June 30,
	2025	2024	Change
	(in thousands)
Operating expenses:
Research and development	$38,146	$67,961	$(29,815)
General and administrative	19,800	22,163	(2,363)
Restructuring, impairment, and costs of suspended programs	83,378	—	83,378
Total operating expenses	141,324	90,124	51,200
Loss from operations	(141,324)	(90,124)	(51,200)
Interest income	7,207	9,992	(2,785)
Other expense, net	(318)	(27)	(291)
Net loss	$(134,435)	$(80,159)	$(54,276)

Research and development expenses

	Six months ended June 30,
	2025	2024	Change
	(in thousands)
Direct costs:
Manufacturing and technical operations	$9,263	$30,795	$(21,532)
Preclinical and clinical	6,970	8,335	(1,365)
Consultants and other outside services	685	2,021	(1,336)
License fees	665	150	515
Indirect costs:
Employee-related costs	15,364	17,731	(2,367)
Facilities and other operating costs	5,199	8,929	(3,730)
Total research and development expenses	$38,146	$67,961	$(29,815)

Research and development expenses were $38.1 million and $68.0 million for the six months ended June 30, 2025, and 2024, respectively. The $29.8 million decrease in research and development expenses during this period was primarily due to:

•
$21.5 million decrease in manufacturing and technical operations costs, $3.7 million decrease in facilities and other operating costs, $1.4 million decrease in preclinical and clinical costs and $1.3 million decrease in consulting and other outside services costs due to wind-down of firi-cel in January 2025 and the suspension of various other programs in March 2025; and
•
$2.4 million decrease in employee-related costs primarily related to the reduction in our workforce that occurred in the first half of 2025, net of a $0.5 million increase in stock-based compensation expense for research and development employees.

The above decreases in research and development expenses were partially offset by:

•
$0.5 million increase in license fees primarily related to certain milestone payments incurred in the six months ended June 20, 2025.

General and administrative expenses

	Six months ended June 30,
	2025	2024	Change
	(in thousands)
Employee-related costs	$12,327	$11,744	$583
Outside services	4,519	7,348	(2,829)
Facilities and other operating costs	2,954	3,071	(117)
Total general and administrative expenses	$19,800	$22,163	$(2,363)

General and administrative expenses were $19.8 million and $22.2 million for the six months ended June 30, 2025, and 2024, respectively. The $2.4 million decrease in general and administrative expenses during this period was primarily due to a $2.8 million decrease in outside services costs primarily related to reductions in services from third-party providers and a $0.1 million decrease in facilities and other operating costs due to wind-down of firi-cel in January 2025 and the suspension of various other programs in March 2025.

The above decreases in general and administrative expenses were partially offset by a $0.6 million increase in employee-related costs primarily related to a $3.4 million increase in stock-based compensation expense for general and administrative employees, net of $2.8 million decrease in employee-related costs other stock-based driven by the reduction in our workforce the occurred in the first half of 2025;

Restructuring, impairment, and costs of suspended programs

Restructuring, impairment, and costs of suspended programs were $83.4 million in the six months ended June 30, 2025 and consisted of:

•
$56.6 million in termination costs, including $32.2 million related to the San Carlos lease, arrangements with contract development and manufacturing organizations, legal fees and other costs incurred due to the restructuring;
•
$16.6 million in severance and related benefit costs; and
•
$10.2 million in impairment of long-lived assets;

Interest income

Interest income was $7.2 million and $10.0 million in the six months ended June 30, 2025, and 2024, respectively. The $2.8 million decrease was primarily attributed due to lower average marketable securities balances during the six months ended June 30, 2025 compared to the six months ended June 30, 2024.

Other expense, net

Other expense, net was at $0.3 million and $27,000 in the six months ended June 30, 2025, and 2024, respectively. The increase of $0.3 million is primarily due to foreign currency losses.

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

To date, we have incurred significant losses and negative cash flows from operations. As of June 30, 2025, we had available cash and cash equivalents and marketable securities of $252.6 million, which were available to fund operations, and an accumulated deficit of $447.1 million.

In December 2024, we entered into a sales agreement, or the Sales Agreement, with TD Securities (USA) LLC (TD Cowen), to sell our shares of common stock having an aggregate offering price of up to $200.0 million from time to time through an “at-the-market” equity offering program under which TD Cowen acts as our agent. No shares of our common stock were issued and sold under the Sales Agreement during the six months ended June 30, 2025. As of June 30, 2025, we had $200.0 million of capacity available to us under our “at-the-market” equity offering program.

On July 7, 2025, we entered into the Merger Agreement with Concentra and Merger Sub, providing for the acquisition of our company by Concentra. Under the terms of the Merger Agreement, we have agreed to various covenants and agreements, including, among others, agreements to conduct our business in the ordinary course of business between the execution of the Merger Agreement and the closing of the Merger. Outside of certain limited exceptions, including the sale of certain of our legacy assets, we may not take certain actions without Concentra’s consent, including (i) acquiring businesses and disposing of significant assets, (ii) incurring expenditures above specified thresholds, (iii) incurring debt, (iv) issuing additional securities or (v) repurchasing shares of our common stock. We do not believe these restrictions will prevent us from meeting our ongoing costs of operations, working capital needs or capital expenditure requirements. Under the terms of the Merger Agreement, we may be required to pay Concentra a termination fee of $3.8 million if the Merger Agreement is terminated under certain circumstances specified in the Merger Agreement. Moreover, we have incurred, and will continue to incur, significant costs and expenses in connection with the pending transaction. We must pay a material portion of these costs and expenses whether or not the transaction is completed. Payment of any such fees, costs or expenses may require us to use available cash that would have otherwise been available for general corporate purposes or other uses.

We expect to continue to incur significant costs and expenditures in connection with our streamlined operations, operations as a public company. Currently, our primary use of cash is headcount cost and lease and overhead expenses, pending the completion of the Merger. There can be no assurance, that we will be able to successfully consummate the Merger. If the Merger is not completed, management expects to incur additional losses in the future to fund its operations. Failure to manage discretionary spending or execute on a strategic alternative, may adversely impact our ability to achieve our intended business objectives. If we do not successfully consummate the Merger or other strategic transaction, our board of directors may decide to pursue a dissolution and liquidation.

Future funding requirements

Because of the numerous risks and uncertainties associated with the status of our company, we are unable to estimate the exact amount of our capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•
the extent of funding required to finance our streamlined operations and to operate as a public company before the Merger completion;
•
the timing of Merger completion; and
•
our regular course operations, including protection of intellectual property and other operational matters.

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

Cash flows

Our cash flows for each of the periods indicated are summarized in the table below:

	Six months ended June 30,
	2025	2024
	(in thousands)
Cash used in operating activities	$(115,077)	$(65,230)
Cash provided by (used in) investing activities	158,400	(290,165)
Cash provided by financing activities	43	103,245
Net increase (decrease) in cash, cash equivalents and restricted cash	$43,366	$(252,150)

Operating activities

Cash used in operating activities of $115.1 million for the six months ended June 30, 2025 was primarily attributable to our net loss of $134.4 million, and a $4.0 million increase in our working capital, partially offset by $23.3 million in non-cash adjustments. Non-cash adjustments consisted primarily of $12.1 million in stock-based compensation, $10.2 million in impairment of long-lived assets, $1.1 million in amortization of right-of-use assets, $0.7 million in depreciation, and $0.7 million in acquisition of in-process research and development, partially offset by $1.5 million in accretion on marketable securities. The $4.0 million increase in working capital is primarily due to a $11.7 million decrease in accrued clinical, research and development expense mainly related to manufacturing and technical operations, preclinical and clinical expenses, a $8.6 million decrease in accrued expenses and other current liabilities, a $6.4 million decrease in operating lease liabilities, partially offset by a $10.6 million increase in accrued restructuring costs related to the 2025 Restructuring, a $6.5 million increase in accounts payable driven by the timing of payments, a $5.3 million decrease in other assets, and a $0.3 million decrease in prepaid expenses and other current assets.

Cash used in operating activities of $65.2 million for the six months ended June 30, 2024 was primarily attributable to our net loss of $80.2 million, partially offset by $8.6 million in non-cash adjustments and a $6.2 million decrease in our working capital. Non-cash adjustments consisted primarily of $8.2 million in stock-based compensation, $2.8 million in amortization of right-of-use assets and $1.2 million in depreciation, partially offset by $3.6 million in net accretion on marketable securities. The $6.2 million decrease in working capital is primarily due to a $6.1 million increase in accrued clinical, research and development expense, and a $2.3 million increase in accounts payable driven by increased research and development expenses mainly related to manufacturing and technical operations, preclinical and clinical outside services and employee-related expenses, partially offset by a $1.1 million decrease in accrued expenses and other current liabilities primarily due to payment of the accrued annual bonus and a $1.0 million increase in prepaid expenses and other current assets.

Investing activities

Cash provided by investing activities of $158.4 million for the six months ended June 30, 2025 primarily consisted of $241.8 million of proceeds from sales and maturities of marketable securities, partially offset by $81.7 million in purchases of marketable securities, $1.2 million in purchases of in-process research and development comprised of fees paid related to our license agreements, and $0.5 million in payments for equipment purchased prior to the suspension of various other programs in March 2025.

Cash used in investing activities of $290.2 million for the six months ended June 30, 2024 consisted of $360.4 million in purchases of marketable securities, $2.8 million in purchases of equipment for our research and development activities, as well as, leasehold improvements and purchase of furniture for our new offices, and $0.8 million in purchases of in-process research and development comprised of fees paid related to our license agreements, partially offset by $73.8 million of proceeds from sales and maturities of marketable securities.

Financing activities

Cash provided by financing activities of less than $0.1 million for the six months ended June 30, 2025 consisted of proceeds from exercise of stock options.

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

Contractual obligations and commitments

Leases

We have entered into lease arrangements for facilities, which consist of office and laboratory space, amended to be early terminated effective September 1, 2025. As of June 30, 2025, our total fixed lease payment obligations outstanding are $0.6 million payable by September 1, 2025.

License agreements

Our contractual obligations are expected to affect our liquidity and cash flows in future periods. Under our license agreements with our research institution partners, we are required to make payments upon successful completion and achievement of certain milestones as well as royalty payments upon sales of products covered by such licenses. The payment obligations under the license fees are recorded in accrued liabilities as such payments are not contingent on future events. The remaining payment obligations under the license agreements are contingent upon future events such as our achievement of specified development, clinical, regulatory, and commercial milestones. To the extent that the timing of these future milestone payments is not known, we have not included these fees in our condensed balance sheet as of June 30, 2025. For a more detailed description of these agreements, see Note 8 to our condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

During the three and six months ended June 30, 2025, we incurred certain manufacturing slot cancellation fees and recorded them within restructuring, impairment, and costs of suspended programs in our condensed statement of operations and comprehensive loss. For more details on the restructuring activities, see Note 10 to our condensed financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

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

Impairment of long-lived assets

During the three and six months ended June 30, 2025, we recorded an impairment charge of $2.2 million and $10.2 million, respectively, related to all of our property and equipment in connection with the 2025 Restructuring. No such impairment charge was recorded during the three and six months ended June 30, 2024. For more details on the impairment of our property and equipment and our restructuring activities, see Notes 4 and 10 to our condensed financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2025, management, with the participation and supervision of the person serving as our Interim Chief Executive Officer and Chief Financial Officer, have evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on that evaluation, our Interim Chief Executive Officer and Chief Financial Officer has concluded that, as of June 30, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Interim Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There are no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control financial reporting.

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
Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024. The risk factors set forth below supplement the risk factors disclosed in our Annual Report on Form 10-K for the year ended
December 31, 2024. The risks described in our Annual Report would apply to us if the Merger is not completed and we choose to resume research and development activities. However, at this time, we do not believe it is likely that we would choose to resume such efforts if the Merger is not completed, and instead we would either pursue an alternative strategic transaction, if available, or a dissolution and liquidation of our company.

Risks related to the pending transaction with Concentra

We may not complete the pending transaction with Concentra within the time frame we anticipate, or at all, which could have an adverse effect on our business, financial results and/or operations.

On July 7, 2025, we entered into the Merger Agreement with Concentra and Merger Sub. The Merger Agreement provides for, among other things: (i) the acquisition of all of our outstanding shares of common stock by Concentra through the Offer by Merger Sub, for a price per share of the common stock consisting of (A) the Cash Amount, subject to applicable tax withholding and without interest; plus (B) one CVR and (ii) the Merger of Merger Sub with and into our company with us surviving the Merger.

Concentra's obligation to accept shares of common stock tendered in the Offer is subject to conditions, including: (i) that the number of shares of voting common stock validly tendered (and not properly withdrawn) prior to the expiration of the Offer (excluding shares tendered pursuant to guaranteed delivery procedures that have not yet been “received” by the “depository,” as such terms are defined by Section 251(h) of the DGCL) that, when considered together with all other shares of the voting common stock (if any) owned by Concentra and its “affiliates” (as defined in Section 251(h)(6)(a) of the DGCL), equals at least one share more than 50% of all shares of voting common stock then issued and outstanding as of the expiration of the Offer; (ii) the absence of any Legal Restraint (as defined in the Merger Agreement) in effect preventing or prohibiting the consummation of the Offer, the Merger or any of the other transactions contemplated by the Merger Agreement or the CVR Agreement; (iii) the accuracy of the representations and warranties made by the Company in the Merger Agreement, subject to specified materiality qualifications and exceptions; (iv) compliance by the Company with its covenants under the Merger Agreement in all material respects; and (v) the Closing Net Cash (as defined in the Merger Agreement) shall be no less than $217.5 million. The obligations of Concentra and Merger Sub to consummate the Offer and the Merger under the Merger Agreement are not subject to a financing condition.

If the transaction is not completed within the expected time frame or at all, we may be subject to a number of material risks. The price of our common stock may decline to the extent that current market price reflects a market assumption that the transaction will be completed. We could be required to pay Concentra a termination fee of $3.8 million if the Merger Agreement is terminated under specific circumstances described in the Merger Agreement. The failure to complete the transaction also may result in negative publicity and negatively affect our relationship with our stockholders, employees, vendors, suppliers, regulators and other business partners. We may also be required to devote significant time and resources to litigation related to any failure to complete the Merger or related to any enforcement proceeding commenced against us to perform our obligations under the Merger Agreement.

There can be no assurance that the Merger will be completed. If the Merger is not completed, our board of directors may decide to pursue a dissolution and liquidation of our company. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such decision and, ultimately, such liquidation, since the amount of cash available for distribution continues to decrease as we fund our operations while pursuing the Merger. In addition, if our board of directors were to approve and recommend, and our stockholders were to approve, a dissolution and liquidation of the company, we would be required under Delaware corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to stockholders. Our commitments and contingent liabilities may include obligations under our employment and related agreements or policies with certain employees that provide for severance and other payments following a termination of employment occurring for various reasons, including a change in control of the company, litigation against us, and other various claims and legal actions arising in the ordinary course of business, and other unexpected and/or contingent liabilities. As a result of this requirement, a portion of our assets would need to be reserved pending the resolution of such obligations.

In addition, we may be subject to litigation or other claims related to a dissolution and liquidation of our company. If a dissolution and liquidation were to be pursued, our board of directors, in consultation with our advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common stock could lose all or a significant portion of their investment in the event of a liquidation, dissolution or winding up of our company. A liquidation would be a lengthy and uncertain process with no assurance of any value ever being returned to our stockholders.

The Merger Agreement contains provisions that could discourage a potential competing acquirer.

The Merger Agreement provides that, upon the terms and subject to the conditions thereof, we and our representatives cannot directly or indirectly solicit, initiate or knowingly encourage or knowingly facilitate discussions with third parties regarding other proposals to acquire or combine with us and we are subject to restrictions on our ability to respond to any such proposal. In the event that we receive an acquisition proposal from a third party, we must notify Concentra of such proposal and negotiate in good faith with Concentra prior to terminating the Merger Agreement or effecting a change in the recommendation of our board of directors and the Transaction Committee to our stockholders with respect to the Offer and the Merger. The Merger Agreement also contains certain termination rights for Concentra and us and further provides that, upon termination of the Merger Agreement under specified circumstances, including certain terminations in connection with an alternative business combination transaction as permitted by the terms of the Merger Agreement, we will be required to pay Concentra a termination fee of $3.8 million. These provisions could discourage a potential third-party acquirer that might have an interest in acquiring all or a significant portion of us from considering or proposing that acquisition, even if it were prepared to pay consideration with a higher per share cash or market value than the market value proposed to be received or realized in the transaction. These provisions also might result in a potential third-party acquirer proposing to pay a lower price to our stockholders than it might otherwise have proposed to pay due to the added expense of the termination fee that may become payable in certain circumstances. If the Merger Agreement is terminated and we determine to seek another business combination, we may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Offer and the Merger.

The announcement and pendency of the transaction with Concentra could adversely affect our business, financial results and/or operations.

Employee retention may be particularly challenging while the transaction is pending because employees may experience uncertainty about their roles following the transaction. A substantial amount of our management’s and employees’ attention is being directed toward the completion of the transaction and thus is being diverted from our day-to-day operations. The adverse effects of the pendency of the transaction could be exacerbated by any delays in completion of the transaction or termination of the Merger Agreement. In addition, our executive officer and directors may have interests in the Merger that are different from, or are in addition to, those of our stockholders generally, including the acceleration of equity awards in connection with the Merger, severance payments and retention bonuses. Such interests of our directors and executive officer are set forth in further detail in the Schedule 14D-9 we filed with the SEC on July 23, 2025.

We are substantially dependent on our remaining employees to facilitate the consummation of the Merger.

Our ability to consummate a strategic transaction depends upon our ability to retain our remaining employees required to consummate such a transaction, the loss of whose services may adversely impact the ability to consummate such transaction. In 2025, we implemented two corporate restructuring plans designed to optimize our resource allocation and contain costs. In connection with the most recent restructuring plan, in March 2025, we announced a reduction of our workforce by approximately 90%. In addition, as part of these restructuring efforts, we eliminated all of our executive officers except our Chief Financial Officer and Chief Operating Officer, who we appointed to also serve as interim Chief Executive Officer. As of June 30, 2025, we had only 16 full-time employees. Our ability to successfully complete the Merger depends in large part on our ability to retain these remaining personnel. Despite our efforts to retain these employees, one or more may terminate their employment with us on short notice. Our cash conservation activities may yield other unintended consequences, such as reduced employee morale, which may cause remaining employees to seek alternative employment. The loss of the services of certain employees could potentially harm our ability to consummate the Merger, to run our day-to-day business operations, as well as to fulfill our reporting obligations as a public company.

While the Merger Agreement is in effect, we are subject to restrictions on our business activities.

While the Merger Agreement is in effect, we are subject to restrictions on our business activities, generally requiring us to conduct our business in the ordinary course, consistent with past practice, and subjecting us to a variety of specified limitations absent Concentra’s prior consent, subject to certain exceptions including the sale of our certain legacy assets. These limitations include, among other things, restrictions on our ability to acquire other businesses and assets, dispose of our assets, make investments, enter into certain contracts, repurchase or issue securities, pay dividends, make capital expenditures, take certain actions relating to intellectual property, amend our organizational documents and incur indebtedness. These restrictions could prevent us from pursuing strategic business opportunities, taking actions with respect to our business that we may consider advantageous and responding effectively and/or timely to competitive pressures and industry developments, and may as a result materially and adversely affect our business, results of operations and financial condition.

In certain instances, the Merger Agreement requires us to pay a termination fee to Concentra, which could require us to use available cash that would have otherwise been available for general corporate purposes.

We may be required to pay Concentra a termination fee of $3.8 million if the Merger Agreement is terminated under specific circumstances described in the Merger Agreement. If Concentra terminates the Merger Agreement due to us having Closing Net Cash of less than $217.5 million, we will be required to pay to Concentra an expense reimbursement fee up to a maximum amount of $0.5 million. If the Merger Agreement is terminated under such circumstances, the termination fee we will be required to pay will require us to use available cash that would have otherwise been available for general corporate purposes and other uses, including a distribution to our stockholders in the event we consummate an alternative strategic transaction or otherwise elect to wind down and dissolve our company.

We have incurred, and will continue to incur, direct and indirect costs as a result of the pending transaction with Concentra.

We have incurred, and will continue to incur, significant costs and expenses, including fees for professional services and other transaction costs, in connection with the pending transaction. We must pay a material portion of these costs and expenses whether or not the transaction is completed. There are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses, any of which could materially and adversely affect our business, prospects, financial condition and results of operations.

Lawsuits may be filed against us and the members of our board of directors arising out of the proposed Merger, which may delay or prevent the proposed Merger.

Complaints may in the future be filed against us, our board of directors, Concentra, any of Concentra’s boards of directors and/or others in connection with the transactions contemplated by the Merger Agreement. The outcome of litigation is uncertain, including the amount of costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation of these claims, and we may not be successful in defending against any such future claims. Lawsuits that may be filed against us, our board of directors, Concentra, or any of Concentra’s boards of directors could delay or prevent the consummation of the Merger, result in significant costs, and divert the attention of our management and employees from our day-to-day business which could affect our operations and otherwise adversely affect us financially.

We may become involved in securities class action litigation that could divert management’s attention and harm our business, and insurance coverage may not be sufficient to cover all costs and damages.

In the past, securities class action litigation has often followed certain significant business transactions not involving us, such as the sale of a company or announcement of any other strategic transaction, or the announcement of negative events, such as negative results from clinical trials. These events may also result in investigations by the SEC. We may be subject to such litigation or investigation even if no wrongdoing has occurred. Litigation and investigations are usually expensive and divert management’s attention and resources, which could adversely affect our business and cash resources and our ability to consummate the Offer and the Merger within the expected time frames or at all, or to consummate any alternative strategic transaction, and could adversely impact the ultimate value our stockholders receive in any such transaction.

Our stockholders may not receive any payment on the CVR and the CVR may expire valueless.

If the Merger is completed, the holders of our common stock, In-the-Money Options (as defined in the Merger Agreement), Company Restricted Stock Units (as defined in the Merger Agreement) and Company Pre-Funded warrants (as defined in the Merger Agreement) will be entitled to receive CVRs on a one-for-one basis with respect to each underlying share, subject to the terms and conditions of a Contingent Value Rights Agreement (the “CVR Agreement”). Each CVR will represent the right to receive contingent payments from (i) 80% of proceeds if Concentra sells our product assets within two years, and (ii) any Closing Net Cash (as defined in the Merger Agreement) exceeding $217.5 million, as described more fully in our Current Report on Form 8-K (the “Form 8-K”), filed with the SEC on July 8, 2025. There can be no assurance any payments will be made with respect to the CVRs. The CVRs will not be transferable, except in the limited circumstances specified in the CVR Agreement, will not have any voting or dividend rights, and will not represent any equity or ownership interest in Concentra or any constituent party to the Merger Agreement. Accordingly, the right of any of our stockholders to receive any future payment on or derive any value from the CVRs will be contingent solely upon Concentra’s sale of our assets within two years and any excess cash above the $217.5 million threshold, and if Concentra does not sell our assets within the specified period or if Closing Net Cash does not exceed $217.5 million, as outlined more fully in the Form 8-K and in the CVR Agreement, no payments will be made under the CVRs, and the CVRs will expire valueless.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)
Recent Sales of Unregistered Securities

None.

(b)
Use of Proceeds

None.

(c)
Issuer Repurchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(c) Insider Adoption or Termination of Trading Arrangements

No director or officer adopted or terminated a trading arrangement for the purchase of Company securities for the quarterly period ended June 30, 2025 that is either (1) a contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), or a “Rule 10b5-1 trading arrangement”, or (2) a “non-Rule” 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits.

		Incorporated by Reference			Filed
Exhibit Number	Description	Form	Date	Number	Herewith
2.1*	Agreement and Plan of Merger, dated as of July 7, 2025, by and among CARGO Therapeutics, Inc., Concentra Biosciences, LLC, and Concentra Merger Sub VII, Inc.	8-K	7/8/2025	2.1
3.1	Amended and Restated Certificate of Incorporation, as amended, currently in effect.	8-K	11/14/2023	3.1
3.2	Bylaws, as amended, currently in effect.	8-K	11/14/2023	3.2
4.2	Form of Common Stock Certificate.	S-1/A	11/6/2023	4.2
4.3	Amended and Restated Investors’ Rights Agreement, dated February 9, 2023, by and among the Registrant and the investors listed therein.	S-1/A	11/6/2023	4.3
4.4	Form of Securities Purchase Agreement, dated May 28, 2024, by and among the Company and the Purchasers	8-K	5/28/2024	10.1
10.1	Form of Contingent Value Rights Agreement by and between Concentra Biosciences, LLC, Concentra Merger Sub VII, Inc., and a wholly owned Subsidiary of Concentra Biosciences, LLC.	8-K	7/8/2025	10.1
10.2†	Assignment and Assumption of Lease, dated June 27, 2025, by and between CARGO Therapeutics, Inc. and Dren Bio Management, Inc.	8-K	7/2/2025	10.1
10.3#	Retention Bonus Letter Agreement, dated March 28, 2025, by and between the Company and Anup Radhakrishnan.	14D-9	7/23/2025	(e)(15)
10.4#	Separation Agreement, dated April 9, 2025, by and between the Company and Anup Radhakrishnan.	14D-9	7/23/2025	(e)(16)
31.1+	Certification Pursuant to Rule 13a-14(a)/15(d)-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
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

* Certain annexes and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted annexes and schedules upon request by the SEC; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any annexes or schedules so furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARGO Therapeutics, Inc.

Date: August 6, 2025	By:	/s/ Anup Radhakrishnan
Anup Radhakrishnan
Interim Chief Executive Officer, Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)